Form 10-Q
period 1996-03-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1996-05-15
CIK 866878

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[x ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the period ended                           March 31, 1996


[  ]        Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the transition period from                         to

Commission File Number                          33-36376

                  ICON Cash Flow Partners, L.P., Series C
            (Exact name of registrant as specified in its charter)


      Delaware                                        13-3575099
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification
Number)


            600 Mamaroneck Avenue, Harrison, New York     10528-
1632
  (Address of principal executive offices)                         (Zip code)


                              (914) 698-0600
              Registrant's telephone number, including area code



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            [ x] Yes     [
] No

           ICON Cash Flow Partners, L.P., Series C


                       (A Delaware Limited Partnership)


                        PART I - FINANCIAL INFORMATION

      The following financial statements of ICON Cash Flow Partners, L.P., Series C (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations
      The Partnerships portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases representing 71%, 17%, 12% and 0% of total investments at March 31, 1996, respectively, and 83%, 6%, 10% and
1% of total investments at March 31, 1995, respectively.

      For the three months ended March 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $930,280 and $923,758, respectively, to 16 and 13 lessees or equipment users, respectively, and invested $1,500,000 in a joint venture in 1995. The weighted average initial transaction term for each year was 34 and 61 months, respectively.

Results of Operations for the Three Months Ended March 31, 1996 and
1995

      Revenues for the three months ended March 31, 1996 were $440,829, representing an increase of $50,650 or 13% from 1995.
The increase in revenues resulted primarily from an increase in net gain on sales or remarketing of equipment of $169,468. These increases were partially offset by a decrease in finance income of $93,604 or 39%, a decrease in interest income and other of $7,784 or 26% and a decrease in income from equity investment in joint venture of $17,430 or 63%. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1995 to 1996. Interest income and other decreased due to a decrease in the late charges received. The decrease in income from equity investment in joint venture resulted from a decrease in average size of the portfolio under investment.

      Expenses for the three months ended March 31, 1996 were $77,384, representing a decrease of $149,298 or 66% from 1995. The decrease in expenses resulted from a decrease in interest expense of $97,654 or 91%, a decrease in administrative expense reimbursements of $14,963 or 38%, a decrease in management fees of $14,860 or 38%, a decrease in amortization of initial direct costs of $13,335 or 82% and a decrease in general and administrative expense of $8,486 or 34% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996.
Administrative expense reimbursements, management fees, amortization of initial direct costs and general and administrative expense decreased due to the decrease in the average size of the portfolio. Management fees were also affected by the reduction in management fee rates. Under the Original Partnership Agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under
                    ICON Cash Flow Partners, L.P., Series C

                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The forgone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $21,959 for the three months ended March 31, 1996.

      Net income for the three months ended March 31, 1996 and 1995 was $363,445 and $163,497, respectively. The net income per weighted average limited partnership unit was $1.81 and $.81 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnerships primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $402,057 and $690,065, respectively, and proceeds from sales of equipment of $328,826 and $210,336, respectively.
These funds were used to purchase equipment, to make an investment in a joint venture, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the three months ended March 31, 1996 and 1995, which were paid monthly, totaled
$447,319 and $449,775, respectively, of which $359,811 and $161,862 was investment income and $87,508 and $287,913 was a return of capital, respectively. The monthly cash distribution rate was 9.00%, of which 7.24% and 3.24% was investment income and 1.76% and 5.76% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1996 and 1995 was $2.25, of which $1.81 and $.81 was investment income and $.44 and $1.44 was a return of capital, respectively.
      On February 3, 1995, the Partnership and two affiliates, ICON
Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow
Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C.
I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio
                    ICON Cash Flow Partners, L.P., Series C

                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

of leases.  The Partnership, Series B and L.P. Six contributed
$1,500,000 (13.39% interest), $1,000,000 (8.93% interest) and
$8,700,000 (77.68% interest), respectively, to ICON Asset
Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000.

      On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing portfolio from First Sierra
Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing (relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset
Acquisition LLC).  The purchase price of the portfolio totaled
$27,854,266 and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

      On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds were returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio, as well as the General Partner's servicing capabilities, were rated "A" by Duff &
Phelps, a nationally recognized rating agency.  The General
Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. All monies received from the portfolio are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest and to ICON Asset Acquisition LLC the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt.

                    ICON Cash Flow Partners, L.P., Series C



                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnerships Reinvestment Period expires June 19, 1996, five years after the Final Closing Date. The Partnership intends to file a proxy statement for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years.

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.
                    ICON Cash Flow Partners, L.P., Series C

                       (A Delaware Limited Partnership)

Balance Sheets

                                  (unaudited)
                                                 March 31,     December 31,
                                                   1996           1995
       Assets

Cash                                            $ 1,586,744    $  1,777,981

Investment in finance leases
  Minimum rents receivable                        4,021,853       4,186,397
  Estimated unguaranteed residual values                       1,961,644
2,557,247
  Initial direct costs                                4,065           6,839
  Unearned income                                  (502,011)       (541,052)
  Allowance for doubtful accounts                  (289,593)       (289,456)
                                                  5,195,958       5,919,975
Investment in financings
  Receivables due in installments                 1,549,469       1,149,404
  Initial direct costs                                   13              73
  Unearned income                                  (238,779)       (174,374)
  Allowance for doubtful accounts                   (23,420)        (23,420)
                                                  1,287.283         951,683

Equity investment in joint venture                  882,683       1,127,930

Other assets                                          1,180           4,094

Total assets                                    $ 8,953,848    $  9,781,663

       Liabilities and Partners' Equity

Notes payable - non-recourse                    $ 2,208,251    $  2,799,149
Accounts payable to General Partner
  and affiliates, net                               446,421         467,028
Accounts payable - other                             84,763             -
Security deposits and deferred credits              729,743         932,055

                                                  3,469,178       4,198,232

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                  (117,624)       (116,740)
  Limited partners (198,470 and
    198,800 units outstanding, $100
    per unit original issue price in
    1995 and 1994, respectively)                  5,602,294       5,700,171

Total partners' equity                            5,484,670       5,583,431

Total liabilities and partners' equity          $ 8,953,848    $  9,781,663




See accompanying notes to financial statements.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                           Statements of Operations

                     For the Three Months Ended March 31,

                                  (unaudited)

                                                     1996          1995
Revenues

  Net gain on sales or remarketing
    of equipment                                $    260,973   $     91,505
  Finance income                                     146,898        240,502
  Income from equity investment
    in joint venture                                  10,253         27,683
  Interest income and other                           22,705         30,489

  Total revenues                                     440,829        390,179

Expenses

  Administrative expense reimbursements
    - General Partner                                 24,550         39,513
  Management fees - General Partner                   24,096         38,956
  General and administrative                          16,358         24,844
  Interest                                             9,545        107,199
  Amortization of initial direct costs                 2,835         16,170

  Total expenses                                      77,384        226,682

Net income                                      $    363,445   $    163,497

Net income allocable to:
  Limited partners                              $    359,811   $    161,862
  General Partner                                      3,634          1,635

                                                $    363,445   $    163,497

Weighted average number of limited
  partnership units outstanding                      198,775        199,867

Net income per weighted average limited
  partnership unit                              $       1.81   $        .81









See accompanying notes to financial statements.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                   Statements of Changes in Partners' Equity

                For the Three Months Ended March 31, 1996 and the Years Ended December 31, 1995, 1994 and 1993


                                  (unaudited)


                    Limited Partner
                     Distributions

                  Return of              Investment    Limited     General
                   Capital                 Income     Partners     Partner
Total
                     (Per weighted
                      average unit)

Balance at
  December 31, 1992                              $  11,213,924             $
(61,485)            $11,152,439

Cash distributions
  to partners       $12.33  $ -         (2,466,667)              (24,916)
(2,491,583)

Limited partnership
  units redeemed
   (100 units)                              (5,108)           -
(5,108)

Net loss                                   (49,135)              (496)
(49,631)

Balance at
  December 31, 1993                                 8,693,014        (86,897)
8,606,117

Cash distributions
  to partners       $ 7.78  $1.22       (1,799,100)              (18,173)
(1,817,273)

Net income                                 244,000        2,465      246,465

Balance at
  December 31, 1994                                 7,137,914       (102,605)
7,035,309

Cash distributions
  to partners       $ 7.01  $1.99       (1,796,363)              (18,144)
(1,814,507)

Limited partnership
  units redeemed
  (1,100 units)                            (38,256)           -
(38,256)

Net income                                 396,876        4,009      400,885

Balance at
  December 31, 1995                                 5,700,171       (116,740)
5,583,431

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

             Statements of Changes in Partners' Equity (continued)

                For the Three Months Ended March 31, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                  (unaudited)

                    Limited Partner
                     Distributions

                  Return of              Investment    Limited     General
                   Capital                 Income     Partners     Partner
Total
                     (Per weighted
                      average unit)

Cash distribution
  to partners       $  .44  $1.81         (447,319)              (4,518)
(451,837)

Limited partnership
  units redeemed
  (330 units)                              (10,369)           -
(10,369)

Net income                                 359,811        3,634      363,445

Balance at
  March 31, 1996                       $ 5,602,294  $  (117,624)           $
5,484,670






















See accompanying notes to financial statements.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                     For the Three Months Ended March 31,

                                 (unaudited)

                                                   1996            1995

Cash flows from operating activities:
 Net income                                     $    363,445   $    163,497
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Finance income portion of receivables paid
    directly to lenders by lessees                   (41,846)      (137,706)
   Amortization of initial direct costs                2,835         16,170
   Net gain on sales or remarketing
     of equipment                                   (260,973)       (91,505)
   Interest expense on non-recourse
     financing paid directly by lessees                3,260         78,635
   Interest expense accrued on
     non-recourse debt                                 3,371         24,193
   Collection of principal
     - non-financed receivables                      354,400        171,005
   Income from equity investment
     in joint venture                                (10,253)       (27,683)
   Distribution from equity investment
    In joint venture                                 255,499         -
   Changes in operating assets
    and liabilities:
    Allowance for doubtful accounts                      137         56,761
    Accounts payable to General Partner
      and affiliates, net                            (20,607)       108,270
    Security deposits and deferred credits                     (341,244)
324,184
    Accounts payable - other                          84,763         -
    Other, net                                         9,270          4,244

        Total adjustments                             38,612        526,568

   Net cash provided by operating activities                   402,057
690,065

Cash flows from investing activities:
 Proceeds from sales of equipment                    328,826        210,336
 Equipment and receivables purchased                (459,914)    (1,304,964)
 Investment in joint venture                           -         (1,500,000)

   Net cash used in investing activities                       (131,088)
(2,594,628)

Cash flows from financing activities:
 Redemption of limited partnership units                       (10,369)
(7,818)
 Cash distributions to partners                     (451,837)      (454,318)
                    ICON Cash Flow Partners, L.P., Ser
ies C

                       (A Delaware Limited Partnership)

                     Statements of Cash Flows (continued)

                     For the Three Months Ended March 31,


                               (unaudited)

                                                   1996            1995

   Net cash used in
    financing activities                            (462,206)      (462,136)

Net decrease in cash                                (191,237)    (2,366,699)

Cash at beginning of period                        1,777,981      3,754,643

Cash at end of period                           $  1,586,744   $  1,387,944
































See accompanying notes to financial statements.

                ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                     Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

    During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                     1996          1995

Principal and interest on finance
 receivables paid directly by lessees           $    381,304   $  1,123,182
Principal and interest on non-recourse
 financing paid directly by lessees                 (381,304)    (1,123,182)

Decrease in notes payable - non-recourse
 due to terminations                                (202,963)        -
Decrease in investment in finance leases
 due to terminations                                 430,132         -
Decrease in security deposits and deferred
 credits due to terminations                        (227,169)        -

                                                $     -        $     -

    Interest expense of $9,545 and $107,199 for the three months ended March 31, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $6,631 and $102,828, respectively, and other interest of $2,914 and $4,371, respectively.



                   ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                         Notes to Financial Statements

                                March 31, 1996

                                  (unaudited)
1. Basis of Presentation

   The financial statements included herein should be read in conjunction with the Notes to Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2. Investment in Joint Venture

   The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

   On February 3, 1995, the Partnership and two affiliates, ICON
Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow
Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C.
I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and L.P. Six contributed
$1,500,000 (13.39% interest), $1,000,000 (8.93% interest) and
$8,700,000 (77.68% interest), respectively, to ICON Asset
Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000.

   On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing portfolio from First Sierra
Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing (relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset
Acquisition LLC).  The purchase price of the portfolio totaled
$27,854,266 and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                   Notes to Financial Statements - Continued

   On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds will be returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio, as well as the General Partner's servicing capabilities, were rated "A" by Duff &
Phelps, a nationally recognized rating agency.  The General
Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. All monies received from the portfolio are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest and to ICON Asset Acquisition LLC the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt.

   Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the three months ended March 31, 1996 is summarized below:

                                                 March 31, 1996

                     Assets                        $20,348,481

                     Liabilities                   $13,758,762

                     Equity                        $ 6,589,719

                                               Three Months Ended
                                                 March 31, 1996

                     Net income                    $    76,571

3.  Security Deposits and Deferred Credits

    Security deposits and deferred credits at March 31, 1996 and December 31, 1995 include $465,453 and $646,639, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                   Notes to Financial Statements - Continued

4.  Related Party Transactions

    During the three months ended March 31, 1996 and 1995, the Partnership paid or accrued to the General Partner management fees of $24,096 and $38,956, respectively, and paid or accrued administrative expense reimbursements of $24,550 and $39,513, respectively. These fees and reimbursements were charged to operations.

    The payment of management fees have been deferred since
September 1, 1993 and as of March 31, 1996, $508,200 in management fees have been accrued but not paid.

     Under the Original Partnership Agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective
January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $21,959 for the three months ended March 31, 1996. These foregone management fees are not accruable in future years.

    The Partnership and two affiliates, Series B and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (See Note 2 for additional information relating to the joint venture).

    For the three months ended March 31, 1996 and 1995, there were no acquisition fees paid or accrued by the Partnership.
                    ICON Cash Flow Partners, L.P., Series C

                       (A Delaware Limited Partnership)


                                    PART II




Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports or Amendments for the three months ended March 31, 1996.


                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)



                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICON CASH FLOW PARTNERS, L.P., Series
C
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 15, 1996                        Charles Duggan

   Date                             Charles Duggan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal financial and account
officer
                                    of the General Partner of the
Registrant)


