Form 10-Q/A
period 1996-03-31
ICON CASH FLOW PARTNERS LP SERIES C
filed 1996-07-11
CIK 866878

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                           March 31, 1996
                     ----------------------------------------------------------

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the transition period from _____________________ to _______________________

Commission File Number                          33-36376

                  ICON  Cash  Flow  Partners,  L.P.,  Series  C
             (Exact name of registrant as specified in its charter)


           Delaware                                            13-3575099
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


600 Mamaroneck Avenue, Harrison, New York                             10528-1632
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

                                                            [ x] Yes     [  ] No

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

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases representing 71%, 17%, 12% and 0% of total investments at March 31, 1996, respectively, and 83%, 6%, 10% and 1% of total investments at March 31, 1995, respectively.

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

      Expenses for the three months ended March 31, 1996 were $77,384, representing a decrease of $149,298 or 66% from 1995. The decrease in expenses resulted from a decrease in interest expense of $97,654 or 91%, a decrease in administrative expense reimbursements of $14,963 or 38%, a decrease in management fees of $14,860 or 38%, a decrease in amortization of initial direct costs of $13,335 or 82% and a decrease in general and administrative expense of $8,486 or 34% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. Administrative expense reimbursements, management fees, amortization of initial direct costs and general and administrative expense decreased due to the decrease in the average size of the portfolio. Management fees were also affected by the reduction in management fee rates. Under the Original Partnership Agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The forgone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $21,959 for the three months ended March 31, 1996.

      Net income for the three months ended March 31, 1996 and 1995 was $363,445 and $163,497, respectively. The net income per weighted average limited partnership unit was $1.81 and $.81 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $402,057 and $690,065, respectively, and proceeds from sales of equipment of $328,826 and $210,336, respectively. These funds were used to purchase equipment, to make an investment in a joint venture, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the three months ended March 31, 1996 and 1995, which were paid monthly, totaled $447,319 and $449,775, respectively, of which $359,811 and $161,862 was investment income and $87,508 and $287,913 was a return of capital, respectively. The monthly cash distribution rate was 9.00%, of which 7.24% and 3.24% was investment income and 1.76% and 5.76% was a return of capital, respectively, calculated as a percentage of each partners's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1996 and 1995 was $2.25, of which $1.81 and $.81 was investment income and $.44 and $1.44 was a return of capital, respectively.

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

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnership's Reinvestment Period expires June 19, 1996, five years after the Final Closing Date. The Partnership intends to file a proxy statement for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years.

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

Balance Sheets

                                  (unaudited)
                                                 March 31,      December 31,
                                                   1996            1995
       Assets

Cash                                            $  1,586,744    $  1,777,981
                                                ------------    ------------

Investment in finance leases
   Minimum rents receivable                        4,021,853       4,186,397
   Estimated unguaranteed residual values          1,961,644       2,557,247
   Initial direct costs                                4,065           6,839
   Unearned income                                  (502,011)       (541,052)
   Allowance for doubtful accounts                  (289,593)       (289,456)
                                                ------------    ------------
                                                   5,195,958       5,919,975
Investment in financings
   Receivables due in installments                 1,549,469       1,149,404
   Initial direct costs                                   13              73
   Unearned income                                  (238,779)       (174,374)
   Allowance for doubtful accounts                   (23,420)        (23,420)
                                                ------------    ------------
                                                   1,287.283         951,683

Equity investment in joint venture                   882,683       1,127,930
                                                ------------    ------------

Other assets                                           1,180           4,094
                                                ------------    ------------

Total assets                                    $  8,953,848    $  9,781,663
                                                ============    ============

       Liabilities and Partners' Equity

Notes payable - non-recourse                    $  2,208,251    $  2,799,149
Accounts payable to General Partner
  and affiliates, net                                446,421         467,028
Accounts payable - other                              84,763             -
Security deposits and deferred credits               729,743         932,055
                                                ------------    ------------

                                                   3,469,178       4,198,232

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                  (117,624)       (116,740)
   Limited partners (198,470 and
     198,800 units outstanding, $100
     per unit original issue price in
     1995 and 1994, respectively)                  5,602,294       5,700,171
                                                ------------    ------------

Total partners' equity                             5,484,670       5,583,431
                                                ------------    ------------

Total liabilities and partners' equity          $  8,953,848    $  9,781,663
                                                ============    ============




See accompanying notes to financial statements.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                           Statements of Operations

                     For the Three Months Ended March 31,

                                  (unaudited)



                                                     1996           1995
                                                     ----           ----
Revenues

  Net gain on sales or remarketing
    of equipment                                 $   260,973   $     91,505
  Finance income                                     146,898        240,502
  Income from equity investment
    in joint venture                                  10,253         27,683
  Interest income and other                           22,705         30,489
                                                 -----------   ------------

  Total revenues                                     440,829        390,179
                                                 -----------   ------------

Expenses

  Administrative expense reimbursements
    - General Partner                                 24,550         39,513
  Management fees - General Partner                   24,096         38,956
  General and administrative                          16,358         24,844
  Interest                                             9,545        107,199
  Amortization of initial direct costs                 2,835         16,170
                                                 -----------   ------------

  Total expenses                                      77,384        226,682
                                                 -----------   ------------

Net income                                       $   363,445   $    163,497
                                                 ===========   ============

Net income allocable to:
  Limited partners                               $   359,811   $    161,862
  General Partner                                      3,634          1,635
                                                 -----------   ------------

                                                 $   363,445   $    163,497
                                                 ===========   ============

Weighted average number of limited
  partnership units outstanding                      198,775        199,867
                                                 ===========   ============

Net income per weighted average limited
  partnership unit                               $      1.81   $        .81
                                                 ===========   ============









See accompanying notes to financial statements.

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

                For the Three Months Ended March 31, 1996 and
               the Years Ended December 31, 1995, 1994 and 1993

                                  (unaudited)

                    Limited Partner
                     Distributions

                 Return of  Investment   Limited       General
                  Capital    Income      Partners      Partner        Total
                     (Per weighted
                      average unit)

Balance at
  December 31, 1992                   $  11,213,924   $ (61,485)  $  11,152,439

Cash distributions
  to partners        $12.33  $ -         (2,466,667)    (24,916)    (2,491,583)

Limited partnership
  units redeemed
   (100 units)                               (5,108)      -             (5,108)

Net loss                                    (49,135)       (496)       (49,631)
                                       ------------  ----------    -----------

Balance at
  December 31, 1993                       8,693,014     (86,897)     8,606,117

Cash distributions
  to partners        $ 7.78  $1.22       (1,799,100)    (18,173)    (1,817,273)

Net income                                  244,000       2,465        246,465
                                       ------------  ----------   -----------

Balance at
  December 31, 1994                       7,137,914    (102,605)     7,035,309

Cash distributions
  to partners        $ 7.01  $1.99       (1,796,363)    (18,144)    (1,814,507)

Limited partnership
  units redeemed
  (1,100 units)                             (38,256)      -            (38,256)

Net income                                  396,876       4,009        400,885
                                       ------------  ----------    -----------

Balance at
  December 31, 1995                       5,700,171    (116,740)     5,583,431

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

                For the Three Months Ended March 31, 1996 and
               the Years Ended December 31, 1995, 1994 and 1993

                                  (unaudited)

                    Limited Partner
                     Distributions

                 Return of Investment    Limited      General
                  Capital   Income       Partners     Partner         Total
                     (Per weighted
                      average unit)

Cash distribution
  to partners        $  .44  $1.81         (447,319)     (4,518)     (451,837)

Limited partnership
  units redeemed
  (330 units)                               (10,369)      -           (10,369)

Net income                                  359,811       3,634       363,445
                                       ------------  ----------   -----------

Balance at
  March 31, 1996                       $  5,602,294  $ (117,624)  $ 5,484,670
                                       ============  ==========   ===========






















See accompanying notes to financial statements.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                     For the Three Months Ended March 31,

                                 (unaudited)

                                                    1996           1995
                                                    ----           ----

Cash flows from operating activities:
  Net income                                    $    363,445   $    163,497
                                                ------------   ------------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Finance income portion of receivables paid
     directly to lenders by lessees                  (41,846)      (137,706)
   Amortization of initial direct costs                2,835         16,170
   Net gain on sales or remarketing
     of equipment                                   (260,973)       (91,505)
   Interest expense on non-recourse
     financing paid directly by lessees                3,260         78,635
   Interest expense accrued on
     non-recourse debt                                 3,371         24,193
   Collection of principal
     - non-financed receivables                      354,400        171,005
   Income from equity investment
     in joint venture                                (10,253)       (27,683)
   Distribution from equity investment
     In joint venture                                255,499         -
   Changes in operating assets
     and liabilities:
     Allowance for doubtful accounts                     137         56,761
     Accounts payable to General Partner
       and affiliates, net                           (20,607)       108,270
     Security deposits and deferred credits         (341,244)       324,184
     Accounts payable - other                         84,763         -
     Other, net                                        9,270          4,244
                                                ------------   ------------

         Total adjustments                            38,612        526,568
                                                ------------   ------------

    Net cash provided by
     operating activities                           402,057         690,065
                                                 ----------    ------------

Cash flows from investing activities:
  Proceeds from sales of equipment                   328,826        210,336
  Equipment and receivables purchased               (459,914)    (1,304,964)
  Investment in joint venture                          -         (1,500,000)
                                                ------------   ------------

    Net cash used in investing activities           (131,088)    (2,594,628)
                                                 -----------   ------------

Cash flows from financing activities:
  Redemption of limited partnership units            (10,369)        (7,818)
  Cash distributions to partners                    (451,837)      (454,318)
                                                ------------   ------------

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                     Statements of Cash Flows (continued)

                     For the Three Months Ended March 31,

                                 (unaudited)

                                                    1996           1995
                                                    ----           ----

    Net cash used in
     financing activities                           (462,206)      (462,136)
                                                ------------   ------------

Net decrease in cash                                (191,237)    (2,366,699)

Cash at beginning of period                        1,777,981      3,754,643
                                                ------------   ------------

Cash at end of period                           $  1,586,744   $  1,387,944
                                                ============   ============
































See accompanying notes to financial statements.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                     Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

     During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                     1996          1995
                                                     ----          ----

Principal and interest on finance
  receivables paid directly by lessees          $    381,304   $  1,123,182
Principal and interest on non-recourse
  financing paid directly by lessees                (381,304)    (1,123,182)

Decrease in notes payable - non-recourse
  due to terminations                               (202,963)        -
Decrease in investment in finance leases
  due to terminations                                430,132         -
Decrease in security deposits and deferred
  credits due to terminations                       (227,169)        -
                                                ------------   ------------

                                                $     -        $     -
                                                ============   ============

     Interest expense of $9,545 and $107,199 for the three months ended March 31, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $6,631 and $102,828, respectively, and other interest of $2,914 and $4,371, respectively.

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

    Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the three months ended March 31, 1996 is summarized below:

                                 March 31, 1996

                     Assets                        $ 20,348,481
                                                   ============

                     Liabilities                   $ 13,758,762
                                                   ============

                     Equity                        $  6,589,719
                                                   ============

                               Three Months Ended
                                 March 31, 1996

                     Net income                    $     76,571
                                                   ============

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

                                    ICON CASH FLOW PARTNERS, L.P., Series C
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




July 9, 1996                        Charles Duggan
______________                      _____________________________________
   Date                             Charles Duggan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)