Form 10-Q
period 1996-06-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1996-08-14
CIK 866878

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended           June 30, 1996
                     --------------------------------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ________________ to __________________________

Commission File Number     33-36376

                     ICON Cash Flow Partners, L.P., Series C
             (Exact name of registrant as specified in its charter)


      Delaware                                        13-3575099
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


600 Mamaroneck Avenue, Harrison, New York                           10528
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

                                 June 30, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases of 65%, 25%, 10% and 0% of total investments at June 30, 1996, respectively, and 80%, 9%, 11% and 1% of total investments at June 30, 1995, respectively.

Three Months Ended June 30, 1996 and 1995

Results of Operations

      For the three months ended June 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $1,249,690 and $437,927, respectively, to 54 and 16 lessees or equipment users, respectively.

      Revenues for the three months ended June 30, 1996 were $194,008, representing a decrease of $70,948, or 27% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $49,767 or 25%. Results were also affected by a decrease in income from joint venture of $24,515 or 63% and a decrease in interest income and other of $6,052 or 26% from 1995. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $9,386. The overall decrease in finance income resulted from the decrease in the average size of the portfolio from 1995 to 1996. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in interest income and other resulted from a decrease in the average cash balance from 1995 to 1996.

      Expenses for the three months ended June 30, 1996 were $68,344, representing a decrease of $138,679 or 67% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $87,731 or 100% and a decrease in general and administrative expense of $21,004 or 51% from 1995. Results were also affected by a decrease in amortization of initial direct costs of $9,082 or 83%, a decrease in administrative expense reimbursements of $10,316 or 30% and a decrease in management fees of $10,541 or 31% from 1995. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, administrative expense reimbursements and management fees decreased due to the decrease in the average size of the portfolio from 1995 to 1996.

      Net income for the three  months ended June 30, 1996 and 1995 was $125,664
and  $57,933,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.63 and $.29 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended June 30, 1996 and 1995 were net cash provided by operations of $885,771 and $413,422, respectively, and proceeds from sales of equipment of $355,500 and $485,578, respectively. These funds, along with previously accumulated excess cash from operations and proceeds from sales of equipment, were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash accumulated from prior periods, cash from operations and proceeds from sales of equipment.

      Cash distribution to limited partners for the three months ended June 30, 1996 and 1995, which were paid monthly, totalled $446,558 and $449,325, respectively, of which $124,407 and $57,354 was investment income and $322,141 and $391,971 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00%, of which 2.51% and 1.15% was investment income and 6.49% and 7.85% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended June 30, 1996 and 1995 was $2.25, of which $.63 and $.29 was investment income and $1.62 and $1.96 was a return of capital, respectively. The Partnership had non-recourse notes payable at June 30, 1996 and 1995 of $1,926,122 and $4,681,719, respectively.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                                 June 30, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

Six Months Ended June 30, 1996 and 1995

Results of Operations

      For the six months ended June 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $2,179,970 and $1,742,892, respectively to 54 and 23 lessees or equipment users, respectively, and invested $1,500,000 in a joint venture in 1995. The weighted average initial transaction term relating to these transactions for each year was 42 and 55 months, respectively.

      Revenues for the six months ended June 30, 1996 were $634,837, representing a decrease of $20,298, or 3% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $143,371 or 32%from 1995. Results were also affected by a decrease in income from equity investment in a joint venture of $41,945 or 63% and a decrease in interest income and other of $13,836 or 26% from 1995. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $178,854. The overall decrease in finance income resulted from the decrease in the average size of the portfolio from 1995 to 1996. Net gain on sales or remarketing of equipment increased due to an increase in renewal rentals received and an increase in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in interest income and other resulted from a decrease in the average cash balance from 1995 to 1996.

      Expenses for the six months ended June 30, 1996 were $145,728, representing a decrease of $287,977 or 66% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $185,390 or 96% and a decrease in general and administrative expense of $29,490 or 45% from 1995. Results were also affected by a decrease in amortization of initial direct costs of $22,417 or 83%, a decrease in administrative expense reimbursements of $25,279 or 34% and a decrease in management fees of $25,401 or 35% from 1995. The decrease in interest expense resulted from a decrease in the average debt outstanding for 1995 to 1996. General and administrative expense, amortization of initial direct costs, administrative expense reimbursements and management fees decreased due to the decrease in the average size of the portfolio from 1995 to 1996.


      Net income for the six months ended June 30, 1996 and 1995 was $489,109 and $221,430, respectively. The net income per weighted average limited partnership unit was $2.44 and $1.10 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1996 and 1995 were net cash provided by operations of $1,287,828 and $1,103,487, respectively, proceeds from sales of equipment of $684,326 and $695,914, respectively. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash from operations, proceeds from sales of equipment and borrowings.

      Cash distributions to limited partners for the six months ended June 30, 1996 and 1995, which were paid monthly, totalled $893,877 and $899,100, respectively, of which $484,218 and $219,216 was investment income and $409,659 and $679,884 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00% for 1996 and 1995, of which 4.88 % and 2.20% was investment income and 4.12% and 6.80% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1996 and 1995 was $4.50, of which $2.44 and $3.40 was investment income and $2.06 and $1.10 was a return of capital, respectively.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                                 June 30, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners, L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.C.C. I ("ICON Asset Acquisition LLC") as a special purpose liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and L.P. Six contributed $1,500,000 (13.39% interest), $1,000,000 (8.93% interest) and $8,700,000 (77.68% interest), respectively to ICON Asset Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp.
with a maximum amount available of $20,000,000.

      On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totalled $27,854,266, the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

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

      The Partnership's Reinvestment Period expired June 19, 1996, five years after the Final Closing Date. As such the Partnership has discontinued investing in leased equipment. The Partnership has filed a proxy statement with the Securities and Exchange Commission (the "SEC") on June 17, 1996 for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years. On July 26, 1996, the Partnership received comments on its filing and will be responding shortly. The Partnership will continue to pay monthly cash distributions to limited partners at an annualized rate of 9% until the proxy filing and subsequent vote is finalized. As always the Partnership will continue to evaluate the operations to determine the ability of the Partnership to sustain the current distribution rate.

      As of June 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

New Accounting Pronouncement
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which is effective beginning in 1996. The new standard is similar to the Partnership's existing accounting policies relating to the impairment of estimated residual values. As a result, adoption of SFAS No. 121 in the first quarter of 1996 had no impact on the Partnership's financial statements.

                       ICON Cash Flow Partners, L.P., Series C
                          (A Delaware Limited Partnership)

                                   Balance Sheets

                                     (unaudited)

                                                     June 30,       December 31,
                                                       1996             1995
       Assets

Cash .........................................     $   656,890      $ 1,777,981
                                                   -----------      -----------

Investment in finance leases
  Minimum rents receivable ...................       3,845,829        4,186,397
  Estimated unguaranteed residual values .....       1,927,754        2,557,247
  Initial direct costs .......................           2,186            6,839
  Unearned income ............................        (487,903)        (541,052)
  Allowance for doubtful accounts ............        (289,229)        (289,456)
                                                   -----------      -----------
                                                     4,998,637        5,919,915

Investment in financings
  Receivables due in installments ............       2,428,161        1,149,404
  Initial direct costs .......................            --                 73
  Unearned income ............................        (407,819)        (174,374)
  Allowance for doubtful accounts ............         (23,420)         (23,420)
                                                   -----------      -----------
                                                     1,996,920          951,683

Equity investment in joint venture ...........         849,944        1,127,930

Other assets .................................           1,180            4,094
                                                   -----------      -----------

Total assets .................................     $ 8,503,573      $ 9,781,663
                                                   ===========      ===========

       Liabilities and Partners' Equity

Notes payable - non-recourse .................     $ 1,926,122      $ 2,799,149
Accounts payable to General Partner
  and affiliates, net ........................         496,598          467,028
Security deposits and deferred credits .......         816,391          932,055
Accounts payable - other .....................         105,197             --
                                                     3,344,308        4,198,232

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ............................        (120,878)        (116,740)
  Limited partners (198,470 and 198,800
    units outstanding,
    $100 per unit original issue price in
    1996 and 1995, respectively) .............       5,280,143        5,700,171
                                                   -----------      -----------

Total partners' equity .......................       5,159,266        5,583,431
                                                   -----------      -----------

Total liabilities and partners' equity .......     $ 8,503,573      $ 9,781,663
                                                   ===========      ===========






See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series C
                          (A Delaware Limited Partnership)

                              Statements of Operations

                                     (unaudited)


                                         For the Three Months      For the Six Months
                                            Ended June 30,            Ended June 30,
                                           1996        1995         1996        1995
                                           ----        ----         ----        ----

Revenues
  Finance income .....................   $ 151,990    $ 201,757   $ 298,888   $ 442,259
  Income from equity investment
    in joint venture .................      14,126       38,641      24,379      66,324
  Interest income and other ..........      17,300       23,352      40,005      53,841
  Net gain on sales or remarketing
    of equipment .....................      10,592        1,206     271,565      92,711
  Rental income ......................        --           --          --          --
                                                                  ---------   ---------

  Total revenues .....................     194,008      264,956     634,837     655,135
                                         ---------    ---------   ---------   ---------

Expenses

  Administrative expense reimbursement
    - General Partner ................      23,721       34,037      48,271      73,550
  Management fees - General Partner ..      23,436       33,977      47,532      72,933
  General and administrative .........      20,288       41,292      36,646      66,136
  Amortization of initial direct costs       1,892       10,974       4,727      27,144
  Interest ...........................        (993)      86,743       8,552     193,942
  Depreciation .......................        --           --          --          --
                                                                  ---------   ---------

  Total expenses .....................      68,344      207,023     145,728     433,705
                                         ---------    ---------   ---------   ---------

Net income ...........................   $ 125,664    $  57,933   $ 489,109   $ 221,430
                                         =========    =========   =========   =========

Net income allocable to:
  Limited partners ...................   $ 124,407    $  57,354   $ 484,218   $ 219,216
  General Partner ....................       1,257          579       4,891       2,214
                                         ---------    ---------   ---------   ---------

                                         $ 125,664    $  57,933   $ 489,109   $ 221,430
                                         =========    =========   =========   =========

Weighted average number of limited
  partnership units outstanding ......     198,622      199,675     198,622     199,769
                                         =========    =========   =========   =========

Net income per weighted average
  limited partnership unit ...........   $     .63    $     .29   $    2.44   $    1.10
                                         =========    =========   =========   =========








See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series C
                          (A Delaware Limited Partnership)

                      Statements of Changes in Partners' Equity

                     For the Six Months Ended June 30, 1996 and
                  the Years Ended December 31, 1995, 1994 and 1993

                                     (unaudited)

                     Limited Partner
                      Distributions

                  Return of  Investment   Limited      General
                   Capital     Income     Partners     Partner      Total
                     (Per weighted
                      average unit)

Balance at
  December 31, 1992                    $ 11,213,924  $  (61,485)  $11,152,439

Cash distributions
  to partners        $12.33  $  -        (2,466,667)    (24,916)   (2,491,583)

Limited partnership
  units redeemed
   (100 units)                              (5,108)       -            (5,108)

Net loss                                   (49,135)       (496)       (49,631)
                                      ------------      ------     ----------

Balance at
  December 31, 1993                      8,693,014     (86,897)     8,606,117

Cash distributions
  to partners        $ 7.78  $1.22      (1,799,100)    (18,173)    (1,817,273)

Net income                                 244,000       2,465        246,465
                                      ------------     -------     ----------

Balance at
  December 31, 1994                      7,137,914    (102,605)     7,035,309

Cash distributions
  to partners        $ 7.01  $1.99      (1,796,363)    (18,144)    (1,814,507)

Limited partnership
  units redeemed
  (1,100 units)                            (38,256)      -            (38,256)

Net income                                 396,876       4,009        400,885
                                      ------------     -------     ----------

Balance at
  December 31, 1995                      5,700,171    (116,740)     5,583,431

Cash distribution
  to partners        $ 2.06  $2.44        (893,877)     (9,029)      (902,906)

Limited partnership
  units redeemed
  (330 units)                              (10,369)      -            (10,369)

Net income                                 484,218       4,891        489,109
                                      ------------     -------     ----------

Balance at
  June 30, 1996                       $  5,280,143  $ (120,878)   $ 5,159,266
                                      ============  ==========    ===========

See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series C
                          (A Delaware Limited Partnership)

                              Statements of Cash Flows

                         For the Six Months Ended June 30,

                                     (unaudited)

                                                              1996           1995
                                                              ----           ----

Cash flows provided by operating activities:
  Net income ..........................................   $   489,109    $   221,430
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Finance income portion of receivables paid
      directly to lenders by lessees ..................       (75,278)      (236,716)
    Amortization of initial direct costs ..............         4,727         27,144
    Net gain on sales or remarketing of equipment .....      (271,565)       (92,711)
    Interest expense on non-recourse financing paid
      directly by lessees .............................        (1,172)       141,855
    Interest expense accrued on non-recourse debt .....         6,809         43,345
    Collection of principal - non-financed receivables        828,029        464,615
    Income from equity investment in joint venture ....       (24,379)       (66,324)
    Distribution from investment in joint venture .....       302,364         47,299
    Changes in operating assets and liabilities:
      Allowance for doubtful accounts .................          (206)        52,529
      Accounts payable to General Partner and
        affiliates, net ...............................        29,570        152,354
      Security deposits and deferred credits ..........       (73,776)       371,116
      Accounts payable - other ........................       105,197           --
      Other, net ......................................       (31,601)       (22,449)
                                                          -----------    -----------

         Total adjustments ............................       798,719        882,057
                                                          -----------    -----------

    Net cash provided by operating activities .........     1,287,828      1,103,487

Cash flows used for investing activities:
  Proceeds from sales of equipment ....................       684,327        695,914
  Equipment and receivables purchased .................    (2,179,971)    (1,742,892)
  Investment in joint venture .........................          --       (1,500,000)

    Net cash used for investing activities ............    (1,495,644)    (2,546,978)

Cash flows provided by (used for) financing activities:
  Cash distributions to partners ......................      (902,906)      (908,182)
  Redemption of limited partnership units .............       (10,369)       (17,215)

    Net cash provided by (used for)
      financing activities ............................      (913,275)      (925,397)

Net decrease in cash ..................................    (1,121,091)    (2,368,888)

Cash, beginning of period .............................     1,777,981      3,754,643
                                                          -----------    -----------

Cash, end of period ...................................   $   656,890    $ 1,385,755
                                                          ===========    ===========




See accompanying notes to financial statements.

                      ICON Cash Flow Partners, L.P., Series C
                          (A Delaware Limited Partnership)

                        Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

      During the six months ended June 30, 1996 and 1995, non-cash activities included the following:

                                                         1996          1995
                                                         ----          ----

Principal and interest on finance
  receivables paid directly by lessees .........    $   643,765     $ 1,886,029
Principal and interest on non-recourse
  financing paid directly by lessees ...........       (643,765)     (1,886,029)

Decrease in notes payable - non-recourse
  due to terminations ..........................       (234,900)     (1,261,622)
Decrease in investment in finance leases
  due to terminations ..........................           --         1,261,622
Increase in security deposits and deferred
  credits due to terminations ..................       (234,900)           --
                                                    -----------     -----------

                                                    $    --         $      --
                                                    ===========     ===========

      Interest expense of $8,552 and $193,942 for the six months ended June 30, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $5,638 and $185,200, respectively, and other interest of $2,914 and $8,742, respectively.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1996

                                  (unaudited)

1. Basis of Presentation

   The financial statements included herein should be read in conjunction with the Notes to Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2. New Accounting Pronouncement

   In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

   The Partnership's existing policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

   The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

   As a result, the Partnership's policy with respect to measurement and recognition of an impairment loss associated with estimated residual values is consistent with the requirements of SFAS No. 121 and, therefore, the Partnership's adoption of this Statement in the first quarter of 1996 had no material effect on the financial statements.

3. Redemption of Limited Partnership Units

   The General Partner consented to the Partnership redeeming 330 limited partnership units during the six months ended June 30, 1996. The redemption amount was calculated following the specific redemption formula as per the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

4. Investment in Joint Venture

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

   On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners, L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.C.C. I ("ICON Asset Acquisition LLC") as a special purpose liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and L.P. Six contributed $1,500,000 (13.39%

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                   Notes to Financial Statements - Continued

interest),   $1,000,000  (8.93%  interest)  and  $8,700,000  (77.68%  interest),
respectively  to  ICON  Asset   Acquisition  LLC.  ICON  Asset  Acquisition  LLC
established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000.

   On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totalled $27,854,266, the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

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

   Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the six months ended June 30, 1996 is summarized below:

                                                   June 30, 1996

                     Assets                        $ 18,156,505
                                                   ============

                     Liabilities                   $ 11,811,289
                                                   ============

                     Equity                        $  6,345,216
                                                   ============

                                                 Six Months Ended
                                                  June 30, 1996

                     Net income                    $    182,069
                                                   ============

5.   Security Deposits and Deferred Credits

   Security deposits and deferred credits at June 30, 1996 and December 31, 1995 include $252,776 and $646,639, respectively, of proceeds received towards the estimated unguaranteed residual values of leased equipment, which will be applied upon final remarketing of the related equipment.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)

                   Notes to Financial Statements - Continued

6. Related Party Transactions

   During the six months ended June 30, 1996 and 1995, the Partnership accrued to the General Partner management fees of $47,532 and $72,933, respectively, and paid or accrued administrative expense reimbursements of $48,271 and $73,550, respectively, which were charged to operations.

   The payment of management fees have been deferred since September 1, 1993 and as of June 30, 1996, $531,636 in management fees have been accrued but not paid.

   Under the Partnership agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totalled $41,765 for the six months ended June 30, 1996. These foregone management fees are not accruable in future years.

   The Partnership, and two affiliates, Series B and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (See Note 2 for additional information relating to the joint venture).

   There were no acquisition fees paid or accrued by the Partnership for the six months ended June 30, 1996 and 1995, respectively.

                    ICON Cash Flow Partners, L.P., Series C
                       (A Delaware Limited Partnership)


                                    PART II




Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any amendments during the six months ended June 30, 1996.

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

                                    ICON CASH FLOW PARTNERS, L.P., Series C
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




August 13, 1996                     Charles Duggan
     Date                           -------------------------------------------
                                    Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)