Form 10-Q/A
period 1996-03-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1996-08-15
CIK 866878

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A-Amended



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended              March 31, 1996
                     ----------------------------------------

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

3.  Investment in Joint Venture

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
                                                   ============

4.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at March 31, 1996 and December 31, 1995 include $465,453 and $646,639, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

5.   Related Party Transactions

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

                     ICON CASH FLOW PARTNERS, L.P., Series C
                         File No. 33-36376 (Registrant)
                             By its General Partner,
                               ICON Capital Corp.




August 7, 1996                      Charles Duggan
   Date                             Charles Duggan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)