Form 10-Q
period 1996-09-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1996-11-14
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934

For the period ended              September 30, 1996
                     ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    --------------------------
Commission File Number                         33-36376
                        -------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series C
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                       13-3575099
--------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


                 600 Mamaroneck Avenue, Harrison, New York 10528
-------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip code)


                                 (914) 698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            [ x] Yes     [  ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                               ICON Cash Flow Partners, L.P., Series C
                                  (A Delaware Limited Partnership)

                                           Balance Sheets

                                             (unaudited)

                                                                                                 September 30, December 31,
                                                              1996           1995
                                                              ----           ----

       Assets

Cash ..................................................   $ 1,106,858    $ 1,777,981
                                                          -----------    -----------

Investment in finance leases
  Minimum rents receivable ............................     3,196,735      4,186,397
  Estimated unguaranteed residual values ..............     1,247,196      2,557,247
  Initial direct costs ................................           781          6,839
  Unearned income .....................................      (393,564)      (541,052)
  Allowance for doubtful accounts .....................      (293,889)      (289,456)
                                                          -----------    -----------
                                                            3,757,259      5,919,975

Investment in financings
  Receivables due in installments .....................     2,218,155      1,149,404
  Initial direct costs ................................          --               73
  Unearned income .....................................      (354,626)      (174,374)
  Allowance for doubtful accounts .....................       (23,420)       (23,420)
                                                          -----------    -----------
                                                            1,840,109        951,683
                                                          -----------    -----------

Equity investment in joint venture ....................       606,307      1,127,930
                                                          -----------    -----------

Other assets ..........................................           739          4,094
                                                          -----------    -----------

Total assets ..........................................   $ 7,311,272    $ 9,781,663
                                                          ===========    ===========

       Liabilities and Partners' Equity

Notes payable - non-recourse ..........................   $ 1,270,926    $ 2,799,149
Accounts payable to General Partner and affiliates, net       507,375        467,028
Security deposits and deferred credits ................       462,357        932,055
Accounts payable - other ..............................        80,455           --
                                                          -----------    -----------
                                                            2,321,113      4,198,232

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner .....................................      (122,569)      (116,740)
  Limited partners (198,470 and 198,800
    units outstanding, $100 per unit original
    issue price in 1996 and 1995, respectively) .......     5,112,728      5,700,171
                                                          -----------    -----------

Total partners' equity ................................     4,990,159      5,583,431
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 7,311,272    $ 9,781,663
                                                          ===========    ===========


See accompanying notes to financial statements.





                               ICON Cash Flow Partners, L.P., Series C
                                  (A Delaware Limited Partnership)

                                      Statements of Operations

                                             (unaudited)



                                            For the Three Months     For the Nine Months
                                            Ended September 30,      Ended September 30,
                                             1996         1995        1996         1995
                                             ----         ----        ----         ----

Revenues

   Finance income .....................   $ 147,117    $ 173,832    $ 446,005   $ 616,091
   Net gain on sales or remarketing
     of equipment .....................     174,261      (47,018)     445,826      45,693
   Income from equity investment in
     joint venture ....................       7,425       30,491       31,804      96,815
   Interest income and other ..........      12,996       18,741       53,001      72,582
                                          ---------    ---------    ---------   ---------

   Total revenues .....................     341,799      176,046      976,636     831,181
                                          ---------    ---------    ---------   ---------

Expenses

   Administrative expense reimbursement
     - General Partner ................      23,464       29,792       71,735     103,342
   Management fees - General Partner ..      23,292       29,718       70,824     102,651
   General and administrative .........      18,276       17,005       54,922      83,141
   Amortization of initial direct costs       1,405        7,266        6,132      34,410
   Interest ...........................      (6,599)      33,317        1,953     227,259
                                          ---------    ---------    ---------   ---------


   Total expenses .....................      59,838      117,098      205,566     550,803
                                          ---------    ---------    ---------   ---------

Net income ............................   $ 281,961    $  58,948    $ 771,070   $ 280,378
                                          =========    =========    =========   =========

Net income allocable to:
   Limited partners ...................   $ 279,141    $  58,359    $ 763,359   $ 277,574
   General Partner ....................       2,820          589        7,711       2,804
                                          ---------    ---------    ---------   ---------

                                          $ 281,961    $  58,948    $ 771,070   $ 280,378
                                          =========    =========    =========   =========

Weighted average number of limited
   partnership units outstanding ......     198,622      199,450      198,622     199,662
                                          =========    =========    =========   =========

Net income per weighted average
   limited partnership unit ...........   $    1.41    $     .29    $    3.84   $    1.39
                                          =========    =========    =========   =========



See accompanying notes to financial statements.





                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                          Limited Partner
                           Distributions

                      Return of    Investment       Limited         General
                       Capital       Income        Partners         Partner          Total
                         (Per weighted
                          average unit)

Balance at
   December 31, 1992                             $ 11,213,924    $    (61,485)   $ 11,152,439

Cash distributions
   to partners .....   $ 12.33      $  --          (2,466,667)        (24,916)     (2,491,583)

Limited partnership
   units redeemed
    (100 units) ....                                   (5,108)           --            (5,108)

Net loss ...........                                  (49,135)           (496)        (49,631)
                                                 ------------    ------------    ------------

Balance at
   December 31, 1993                                8,693,014         (86,897)      8,606,117

Cash distributions
   to partners .....   $  7.78      $  1.22        (1,799,100)        (18,173)     (1,817,273)

Net income .........                                  244,000           2,465         246,465
                                                 ------------    ------------    ------------

Balance at
   December 31, 1994                                7,137,914        (102,605)      7,035,309

Cash distributions
   to partners .....   $  7.01      $  1.99        (1,796,363)        (18,144)     (1,814,507)

Limited partnership
   units redeemed
   (1,100 units) ...                                  (38,256)           --           (38,256)

Net income .........                                  396,876           4,009         400,885
                                                 ------------    ------------    ------------

Balance at
   December 31, 1995                                5,700,171        (116,740)      5,583,431





                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (Continued)

                For the Nine Months Ended September 30, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                          Limited Partner
                           Distributions

                      Return of   Investment      Limited        General
                       Capital      Income        Partners       Partner          Total
                         (Per weighted
                          average unit)
Cash distribution
   to partners ......   $2.91       $3.84        (1,340,433)       (13,540)    (1,353,972)

Limited partnership
   units redeemed
   (330 units) ......                               (10,369)          --          (10,369)

Net income ..........                               763,359          7,711        771,070
                                                -----------    -----------    -----------

Balance at
   September 30, 1996                           $ 5,112,728    $  (122,569)   $ 4,990,159
                                                ===========    ===========    ===========























See accompanying notes to financial statements.





                               ICON Cash Flow Partners, L.P., Series C
                                  (A Delaware Limited Partnership)

                                      Statements of Cash Flows

                              For the Nine Months Ended September 30,

                                             (unaudited)

                                                                     1996           1995
                                                                     ----           ----

Cash flows provided by operating activities:
   Net income ................................................   $   771,070    $   280,378
                                                                 -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Finance income portion of receivables paid
       directly to lenders by lessees ........................      (102,441)      (315,052)
     Amortization of initial direct costs ....................         6,132         34,410
     Net gain on sales or remarketing of equipment ...........      (445,826)       (45,693)
     Interest expense on non-recourse financing paid
       directly by lessees ...................................       (11,278)       157,567
     Interest expense accrued on non-recourse debt ...........        10,317         56,580
     Collection of principal - non-financed receivables ......     1,193,788        739,895
     Income from equity investment in joint venture ..........       (31,804)       (96,815)
     Distribution from investment in joint venture ...........       603,292         47,300
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts .......................        (4,433)        (1,580)
       Accounts payable to General Partner and affiliates, net        40,347         57,707
       Security deposits and deferred credits ................       130,162        284,299
       Accounts payable - other ..............................        80,455           --
       Miscellaneous receipts and other assets ...............         3,355
       Other, net ............................................        36,601        (76,642)
                                                                 -----------    -----------

          Total adjustments ..................................     1,508,667        841,976
                                                                 -----------    -----------

     Net cash provided by operating activities ...............     2,279,737      1,122,354
                                                                 -----------    -----------

Cash flows provided by (used for) investing activities:
   Proceeds from sales of equipment ..........................       593,453      1,375,000
   Equipment and receivables purchased .......................    (2,179,971)    (1,839,720)
   Investment in joint venture ...............................          --       (1,500,000)
                                                                 -----------    -----------

     Net cash used for investing activities ..................    (1,586,518)    (1,964,720)
                                                                 -----------    -----------

Cash flows used for financing activities:
   Cash distributions to partners ............................    (1,353,973)    (1,361,729)
   Redemption of limited partnership units ...................       (10,369)       (17,215)
                                                                 -----------    -----------

     Net cash used for financing activities ..................    (1,364,342)    (1,378,944)
                                                                 -----------    -----------

Net decrease in cash .........................................      (671,123)    (2,221,310)

Cash, beginning of period ....................................     1,777,981      3,754,643
                                                                 -----------    -----------

Cash, end of period ..........................................   $ 1,106,858    $ 1,533,333
                                                                 ===========    ===========

See accompanying notes to financial statements ...............

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

       During the nine months ended September 30, 1996 and 1995, non-cash activities included the following:

                                                  1996          1995
                                                  ----          ----

Principal and interest on finance
   receivables paid directly by lessees ..   $   908,411    $ 1,886,029
Principal and interest on non-recourse
   financing paid directly by lessees ....      (908,411)    (1,886,029)

Decrease in notes payable - non-recourse
   due to terminations ...................      (618,851)    (1,261,622)
Decrease in investment in finance leases
   due to terminations ...................          --        1,261,622
Increase in security deposits and deferred
   credits due to terminations ...........       618,851           --
                                             -----------    -----------

                                             $      --      $      --
                                             ===========    ===========

       Interest expense of $1,953 and $227,259 for the nine months ended September 30, 1996 and 1995 consisted of: interest expense on non-recourse financing  accrued or paid  directly  to  lenders  by  lessees  of  $70,314  and
$214,147,   respectively,   and  other   interest  of  ($68,361)   and  $68,606,
respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1996

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

3.  Redemption of Limited Partnership Units

    The General Partner consented to the Partnership redeeming 330 limited partnership units during the nine months ended September 30, 1996. The redemption amount was calculated following the specific redemption formula as per the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

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

    On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC. The purchase price of the portfolio totaled $27,854,266, the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

    Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the nine months ended September 30, 1996 is summarized below:

                                                 September 30, 1996

               Assets                              $  14,618,581
                                                   =============

               Liabilities                         $  10,092,913
                                                   =============

               Equity                              $   4,525,668
                                                   =============

                                                 Nine Months Ended
                                                 September 30, 1996

               Net income                          $     237,521
                                                   =============

5.   Security Deposits and Deferred Credits

    Security deposits and deferred credits at September 30, 1996 and December 31, 1995 include $276,725 and $646,639, respectively, of proceeds received towards the estimated unguaranteed residual values of leased equipment, which will be applied upon final remarketing of the related equipment.

6.  Related Party Transactions

    During the nine months ended September 30, 1996 and 1995, the Partnership accrued to the General Partner management fees of $70,824 and $102,651, respectively, and paid or accrued administrative expense reimbursements of $71,735 and $103,342, respectively, which were charged to operations.

    The payment of management fees have been deferred since September 1, 1993 and as of September 30, 1996, $554,927 in management fees have been accrued but not paid.

    Under the Partnership agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $60,423 for the nine months ended September 30, 1996. These foregone management fees are not accruable in future years.

    The Partnership, and two affiliates, Series B and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (See Note 2 for additional information relating to the joint venture).

    There were no acquisition fees paid or accrued by the Partnership for the nine months ended September 30, 1996 and 1995, respectively.

                            ICON Cash Flow Partners, L.P., Series C
                               (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture, and operating leases representing 62%, 29%, 9% and 0% at September 30, 1996, respectively, and 76%, 15%, 9% and less than 1% of total investment at September 30, 1995, respectively.

Three Months Ended September 30, 1996 and 1995

    For the three months ended September 30, 1995, the Partnership leased or financed equipment with an initial cost of $110,975 to 5 lessees or equipment users.

Results of Operations

    Revenues for the three months ended September 30, 1996 were $341,799, representing an increase of $165,753 or 94% from 1995. The increase in revenues was primarily attributable to an increase in net gain on sales or remarketing of equipment of $221,279. Results were also affected by a decrease in finance income of $26,715, or 15%, a decrease in income from joint venture of $23,066, or 76%, and a decrease in interest income of $5,745 or 31% from 1995. Finance income decreased due to a decrease in the average size of the portfolio from 1995 to 1996. The decrease in interest income and other resulted from a decrease in the average cash balance from 1995 to 1996.

    Expenses for the three months ended September 30, 1996 were $59,838, representing a decrease of $57,260 or 49% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $39,916. Results were also affected by a decrease in management fees of $6,426 or 22%, a decrease in amortization of initial direct costs of $5,861 or 80% and a decrease in administrative expense reimbursements of $6,328 or 21% from 1995. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, administrative expense reimbursements and management fees decreased due to a decrease in the average size of the portfolio from 1995 to 1996.

    Net income for the three months ended September 30, 1996 and 1995 was $281,961 and $58,948, respectively. The net income per weighted average limited partnership unit was $1.41 and $.29 for 1996 and 1995, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the three months ended September 30, 1996 and 1995 were net cash provided by operations $991,909 and $18,867, respectively, and proceeds from sales of equipment of $90,874 and $679,086, respectively. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

    Cash distributions to limited partners for the three months ended September 30, 1996 and 1995, which were paid monthly, totaled $446,558 and $449,012, respectively, of which $279,141 and $58,359 was investment income and $158,386 and $390,653 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00%, of which 5.63% and 1.17% was investment income and 3.37% and 7.83% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended September 30, 1996 and 1995 was $2.25, of which $1.41 and $.29 was investment income and $.84 and $1.96 was a return of capital, respectively. The Partnership had non-recourse notes payable at September 30, 1996 and 1995 of $1,270,926 and $3,655,885, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

Nine Months Ended September 30, 1996 and 1995

    For the nine months ended September 30, 1996 and 1995 the Partnership leased or financed equipment with an initial cost of $2,179,971 and $1,472,660, respectively, to 8 and 28 lessees or equipment users, respectively and invested $1,500,000 in a joint venture in 1995. The weighted average initial transaction term relating to these transactions was 54 and 53 months, respectively.

Results of Operations

    Revenues for the nine months ended September 30, 1996 were $976,636, representing an increase of $145,455 from 1995. The increase in revenues was primarily attributable to an increase in net gain on sales or remarketing of equipment of $400,133. The increase in revenues was partially offset by a decrease in finance income of $170,086 or 28%, a decrease in income from joint venture of $65,011 or 62% and a decrease in interest income and other of $19,581 or 27% from 1995. The net gain on sales or remarketing of equipment increased due to the sale of several pieces of leased equipment for which the proceeds received were in excess of the remaining carrying value. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1995 to 1996. The decrease in interest income and other resulted from a decrease in the average cash balance from 1995 to 1996.

    Expenses for the nine months ended September 30, 1996 were $205,566, representing a decrease of $345,237 or 63% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $225,306 or 99% from 1995. Results were also affected by a decrease in management fees of $31,827 or 31%, a decrease in administrative expense reimbursement of $31,607 or 31%, a decrease in amortization of initial direct cost of $28,278 or 82% and a decrease in general and administrative expense of $28,219 or 34% from 1995. The decrease in interest expense was due to the decrease in the average debt outstanding from 1995 to 1996. The decrease in amortization of initial direct costs, general and administrative expenses, administrative expense reimbursements and management fees resulted from a decrease in the average size of the portfolio from 1995 to 1996.

    Net income for the nine months ended September 30, 1996 and 1995 was $771,070 and $280,378, respectively. The net income per weighted average limited partnership unit was $3.84 and $1.39 for 1996 and 1995, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the nine months ended September 30, 1996 and 1995 were net cash provided by operations of $2,279,737 and $1,122,354, respectively, proceeds from sales of equipment of $593,453 and $1,375,000, respectively. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

    Cash distributions to limited partners for the nine months ended September 30, 1996 and 1995, which were paid monthly, totaled $1,340,433 and $1,348,112, respectively, of which $763,359 and $277,574 was investment income and $577,074 and $1,070,538 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00%, of which 5.13% and 1.85% was investment income and 3.87% and 7.15% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1996 and 1995 was $6.75, of which $3.84 and $1.39 was investment income and $2.91 and $5.36 was a return of capital, respectively.

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

    As of September 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

Form  8-K was  filed  on  September  4,  1996,  Item 1,  Change  in  Control  of
Registrant.

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

                                        ICON CASH FLOW PARTNERS, L.P., Series C
                                        File No. 33-36376 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.




November 12, 1996                       Gary N. Silverhardt
------------------                      ---------------------------------------
      Date                              Gary N. Silverhardt
                                        Chief Financial Officer
                                       (Principal financial and account officer
                                        of the General Partner of
                                        the Registrant)