Form 10-K
period 1996-12-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1997-03-31
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[  X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 [Fee Required]

For the fiscal year ended                      December 31, 1996
                          ------------------------------------------------------
                                              or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the transition period from _____________________ to ________________________

Commission File Number                          33-36376
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3575099
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code           (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

              Title of each class                      Name of each exchange on
                                                            which registered




Securities registered pursuant to Section 12(g) of the Act:
     Units of Limited Partnership Interests, filed, pending effectiveness

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [  ] No

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                TABLE OF CONTENTS


Item                                                                  Page

PART I

1.  Business                                                           3-4

2.  Properties                                                           4

3.  Legal Proceedings                                                    4

4.  Submission of Matters to a Vote of Security Holders                  4

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                              5

6.  Selected Financial and Operating Data                                5

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                                6-8

8.  Financial Statements and Supplementary Data                       9-23

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                 24

PART III

10. Directors and Executive Officers of the Registrant's
    General Partner                                                  24-25

11. Executive Compensation                                              25

12. Security Ownership of Certain Beneficial Owners
    and Management                                                      26

13. Certain Relationships and Related Transactions                      26

PART IV

14. Exhibits, Reports and Amendments                                    27

SIGNATURES                                                              28

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996
PART I

Item 1.  Business

General Development of Business

    ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed in June 1990 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 3, 1991, with the admission of 15,249.37 limited partnership units. Between January 4, 1991 and June 21, 1991 (the final closing date), 184,750.63 additional units were admitted bringing the final admission to 200,000 units totaling $20,000,000 in capital contributions. During 1993, the Partnership redeemed 100 limited partnership units, during 1995 the Partnership redeemed 1,100 limited partnership units, and during 1996 the Partnership redeemed 330 limited partnership units leaving 198,470 limited partnership units outstanding at December 31, 1996. The sole general partner is ICON Capital Corp. (the "General Partner").

Narrative Description of Business

    The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has and intends to continue to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five and one-half to seven and one-half years of the final closing date. In addition to acquiring equipment and entering into leases, the Partnership also (1) acquires equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enters into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

    The Partnership's Reinvestment Period expired June 19, 1996, five years after the Final Closing Date. As such the Partnership has discontinued investing in leased equipment. The Partnership has filed a proxy statement with the Securities and Exchange Commission (the "SEC") on June 17, 1996 for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years. On July 26, 1996, the Partnership received comments on its filing. The Partnership is currently preparing a new proxy with the Securities and Exchange Commission. The Partnership will continue to pay monthly cash distributions to limited partners at an annualized rate of 9% until the proxy filing and subsequent vote is finalized. As always the Partnership will continue to evaluate the operations to determine the ability of the Partnership to sustain the current distribution rate.

    The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements, equipment remarketing capabilities and servicing of lessees.

    The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

Lease and Financing Transactions

    For the years ended December 31, 1996 and 1995, the Partnership purchased and leased or financed $2,230,768 and $1,737,300 of equipment, respectively, with a weighted average initial transaction term of 41 and 51 months, respectively. At December 31, 1996, the weighted average initial transaction term of the portfolio was 47 months. A summary of the portfolio equipment cost by category held at December 31, 1996 and 1995 is as follows:

                                 December 31, 1996           December 31, 1995
                               ---------------------      ----------------------

Category                          Cost      Percent            Cost     Percent

Medical                       $  3,058,534    26.6%       $  4,851,638   26.5%
Retail systems                   2,837,463    24.7           2,995,721   16.4
Restaurant equipment             1,383,351    12.0           1,398,546    7.6
Computer systems                 1,286,639    11.2           3,769,162   20.6
Office furniture & fixtures      1,061,720     9.2           2,282,233   12.5
Manufacturing & production         750,314     6.5             722,365    3.9
Printing                           237,459     2.1             252,709    1.4
Telecommunications                 235,743     2.1             595,486    3.3
Video production                   215,136     1.9             265,054    1.4
Sanitation                         147,542     1.3             320,635    1.8
Automotive equipment               101,211      .9                   -    -
Construction                        71,035      .6              26,819     .1
Copiers                             50,566      .4                   -    -
Audio Equipment                     46,335      .4                   -    -
Material handling                   15,324      .1                   -    -
Transportation                          -      -               498,500    2.7
Environmental                           -      -               168,456     .9
Miscellaneous                           -      -               173,973     .9
                              ------------  ------        ------------  -----

                              $ 11,498,372   100.0%       $ 18,321,297  100.0%
                              ============   =====        ============  =====

    The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1996. The lease is for medical equipment with New Liberty Hospital and the purchase price of the equipment represents 13.6% of the total portfolio equipment cost at December 31, 1996.

Item 2.  Properties

    The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner has exclusive control over all aspects of the business of the Partnership, including providing any necessary office space. As such, the General Partner is compensated for services related to the management of the Partnership's business.

Item 3.  Legal Proceedings

    The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996
PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
          Matters

    The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
Title of Class                                    as of December 31,
--------------                         -----------------------------
                                        1996                    1995
                                        ----                    ----

Limited partners                        1745                   1,757
General Partner                            1                       1

Item 6.  Selected Financial and Operating Data

                                                     Years Ended December 31,
                           ------------------------------------------------------------------

                                 1996         1995         1994          1993         1992
                                 ----         ----         ----          ----         ----

Total revenues             $  1,170,549  $  1,059,354  $ 2,136,954   $ 3,304,604   $6,189,139
                           ============  ============  ===========   ===========   ==========

Net income (loss)          $    923,727  $    400,885  $   246,465   $   (49,631)  $(1,752,743)
                           ============  ============  ===========   ===========   ===========

Net income (loss)
  allocable to
  limited partners         $    914,490  $    396,876  $   244,000   $   (49,135)  $(1,735,216)
                           ============  ============  ===========   ===========   ===========

Net income (loss)
  allocable to
  the General Partner      $      9,237  $      4,009  $     2,465   $      (496)  $   (17,527)
                           ============  ============  ===========   ===========   ===========

Weighted average
  limited partnership
  units outstanding             198,551       199,558      199,900       199,992       200,000
                           ============  ============  ===========   ===========   ===========

Net income (loss)
  per weighted average
  limited partnership unit $       4.61  $       1.99  $      1.22   $      (.25)  $     (8.68)
                           ============  ============  ===========   ===========   ===========

Distributions to
  limited partners         $  1,786,992  $  1,796,363  $ 1,799,100   $ 2,466,667   $ 2,800,000
                           ============  ============  ===========   ===========   ===========

Distributions to the
  General Partner          $     18,050  $     18,144  $    18,173   $    24,916   $    28,283
                           ============  ============  ===========   ===========   ===========

                                                          December 31,
                           -------------------------------------------------------------------

                                  1996          1995         1994          1993          1992
                                  ----          ----         ----          ----          ----

Total assets               $  6,643,704  $  9,781,663  $18,016,023   $23,323,075   $34,327,532
                           ============  ============  ===========   ===========   ===========

Partners' equity           $  4,691,747  $  5,583,431  $ 7,035,309   $ 8,606,117   $11,152,439
                           ============  ============  ===========   ===========   ===========

    The  above  selected   financial  and  operating  data  should  be  read  in
conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of net investments in finance leases, financings, and equity investment in joint venture of 61%, 30% and 9% of total investments at December 31, 1996, respectively, and 75%, 11% and 14% of total investments at December 31, 1995, respectively.

    For the years ended December 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $2,230,768 and $1,737,300, respectively, to 55 and 37 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 41 and 51 months, respectively.

Results of Operations for the Years Ended December 31, 1996 and 1995

    Revenues for the year ended December 31, 1996 were $1,170,549, representing an increase of $111,195 or 11% from 1995. The increase in revenues was primarily attributable to an increase in net gain on sales or remarketing of equipment of $416,081 from 1995. The increase in revenues was partially offset by a decrease in finance income of $187,108 or 25%, a decrease in income from equity in joint venture of $88,397 or 85% from 1995. Although there was an overall decrease in the total number of leases maturing in 1996 compared to 1995, net gain on sales or remarketing of equipment increased as the result of the Partnership negotiating a 24 month lease extension on a lease for cafeteria furniture, fixtures and equipment and several other lease extensions on various hotel furniture, fixtures, and equipment. These transactions resulted in a total net gain of $342,087. The decrease in finance income and income from joint venture resulted from the decrease in the average size of the portfolio from 1995 to 1996. Interest income and other decreased primarily as a result of a decrease in the average cash balance from 1995 and 1996.

    Expenses for the year ended December 31, 1996 were $246,822, representing a decrease of $411,647 or 66% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $236,334, a decrease in
general   and   administrative   expense  of  $70,172  or  65%,  a  decrease  in
administrative expense reimbursements of $36,988 or 28%, a decrease in management fees of $36,173 or 28%, and a decrease in amortization of initial direct cost of $31,979 or 82 % from 1995. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1995 to 1996. General and administrative expense, administrative expense reimbursements, management fees and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the years ended December 31, 1996 and 1995.

    Net income for the years ended December 31, 1996 and 1995 was $923,727 and $400,885, respectively. The net income per weighted average limited partnership unit was $4.61 and $1.99 for 1996 and 1995, respectively.

Results of Operations for the Years Ended December 31, 1995 and 1994

    Revenues for the year ended December 31, 1995 were $1,059,354, representing a decrease of $1,077,600 or 50% from 1994. The decrease in revenues was primarily attributable to a decrease in finance income of $576,230 or 43%, a decrease in net gain on sales or remarketing of equipment of $266,157 or 74%, a decrease in rental income of $262,784 or 100% and a decrease in interest income and other of $76,138 or 43% from 1994. The decrease in revenues was partially offset by an increase in income from equity investment in joint venture of $103,709. The decrease in finance income resulted from the decrease in the average size of the portfolio from 1994 to 1995. The net gain on sales or remarketing of equipment decreased due to the decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

proceeds received were in excess of the remaining carrying value of the equipment. The decrease in rental income resulted from the Partnership's reduced investment in operating leases. Interest income and other decreased primarily as a result of a decrease in the average cash balance from 1994 and 1995. The income from equity investment in joint venture resulted from the Partnership's investment in a joint venture with two affiliates on February 3, 1995.

    Expenses for the year ended December 31, 1995 were $658,469, representing a decrease of $1,232,020 or 65% from 1994. The decrease in expenses was primarily attributable to a decrease in interest expense of $667,290 or 72%, a decrease in depreciation expense of $224,474 or 100%, a decrease in the provision for bad debts of $141,000 or 100%, a decrease in amortization of initial direct costs of $115,987 or 75%, a decrease in administrative expense reimbursements of $43,779 or 25% and a decrease in management fees of $42,602 or 25% from 1994. The decrease in interest expense resulted from the decrease in the average debt outstanding from 1994 to 1995. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the year ended December 31, 1995. Amortization of initial direct costs, administrative expense reimbursements and management fees decreased due to a decrease in the average size of the portfolio from 1994 to 1995. Management fees were also affected by the reduction in management fee rates. Under the original Partnership agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents from all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $138,651 for the year ended December 31, 1995. These foregone management fees are not accruable in future years. General and administrative expense remained relatively constant from 1994 to 1995.

    Net income for the year ended December 31, 1995 and 1994 was $400,885 and $246,465, respectively. The net income per weighted average limited partnership unit was $1.99 and $1.22 for 1995 and 1994, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds in 1996, 1995 and 1994 were net cash provided by operations of $1,987,290, $391,072 and $2,854,887, respectively, proceeds from sales of equipment of $ 1,289,421, $3,058,969 and $1,665,032, respectively, and borrowings related to a term loan of $1,500,000 in 1994. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

    The Partnership had notes payable at December 31, 1996 and 1995 of $994,354 and $2,799,149, respectively, and such amounts consisted of $414,846 and $1,614,686, respectively, in non-recourse notes which are being paid directly to the lenders by the lessees and $579,508 and $1,184,463, respectively, in non-recourse residual value notes, which are payable only to the extent residuals are realized.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

    Cash distributions to the limited partners in 1996, 1995 and 1994, which were paid monthly, totaled $1,786,992, $1,796,363 and $1,799,100, respectively, of which $914,490, $396,876 and $244,000 was investment income and $872,502,
$1,399,487 and $1,555,100 was a return of capital, respectively. The monthly annualized cash distribution rate for 1996, 1995 and 1994 was 9.00%, of which 4.61%, 1.99% and 1.22% was investment income and 4.39%, 7.01% and 7.78% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1996, 1995 and 1994 was $9.00, of which $4.61, $1.99 and $1.22 was investment income and $4.39, $7.01 and $7.78 was a return of capital, respectively.

    The Partnership's Reinvestment Period expired June 19, 1996, five years after the Final Closing Date. As such the Partnership has discontinued investing in leased equipment. The Partnership has filed a proxy statement with the Securities and Exchange Commission (the "SEC") on June 17, 1996 for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years. On July 26, 1996, the Partnership received comments on its filing. The Partnership will continue to pay monthly cash distributions to limited partners at an annualized rate of 9% until the proxy filing and subsequent vote is finalized. As always the Partnership will continue to evaluate the operations to determine the ability of the Partnership to sustain the current distribution rate.

    As of December 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it is deemed prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

Accounting Developments

    In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing effective for all transfers occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996


Item 8.  Financial Statements and Supplementary Data

                                 Index to Financial Statements
                                                              Page Number

Independent Auditors' Report                                     11

Balance Sheets as of December 31, 1996 and 1995                  12

Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                               13

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1996, 1995 and 1994               14

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                            15-16

Notes to Financial Statements                                 17-23

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Partners
ICON Cash Flow Partners, L.P., Series C:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series C (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series C as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.










March 7, 1997
New York, New York

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                             1996            1995
                                                             ----            ----
       Assets

Cash                                                   $   1,059,310    $   1,777,981
                                                       -------------    -------------

Investment in finance leases
   Minimum rents receivable                                2,652,295        4,186,397
   Estimated unguaranteed residual values                  1,228,841        2,557,247
   Initial direct costs                                          -              6,839
   Unearned income                                          (315,242)        (541,052)
   Allowance for doubtful accounts                          (285,600)        (289,456)
                                                       -------------    -------------
                                                           3,280,924        5,919,975

Investment in financings
   Receivables due in installments                         2,027,328        1,149,404
   Initial direct costs                                          -                 73
   Unearned income                                          (305,587)        (174,374)
   Allowance for doubtful accounts                           (23,420)         (23,420)
                                                       -------------    -------------
                                                           1,698,321          951,683
                                                       -------------    -------------

Equity investment in joint venture                           526,881        1,127,930
                                                       -------------    -------------

Other assets                                                  78,268            4,094
                                                       -------------    -------------

Total assets                                           $   6,643,704    $   9,781,663
                                                       =============    =============

       Liabilities and Partners' Equity

Notes payable - non-recourse                           $     994,354    $   2,799,149
Accounts payable to General Partner
  and affiliates, net                                        510,716          467,028
Security deposits and deferred credits                       446,887          932,055
                                                       -------------    -------------
                                                           1,951,957        4,198,232
Commitments and contingencies

Partners' equity (deficiency)
   General Partner                                          (125,553)        (116,740)
   Limited partners (198,470 and 198,800 units
   outstanding, $100 per unit original issue price
   in 1996 and 1995, respectively)                         4,817,300        5,700,171
                                                       -------------    -------------
Total partners' equity                                     4,691,747        5,583,431
                                                       -------------    -------------

Total liabilities and partners' equity                 $   6,643,704    $   9,781,663
                                                       =============    =============








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,

                                                    1996              1995             1994
                                                    ----              ----             ----
Revenues

   Finance income                              $   574,073      $   761,181      $ 1,337,411
   Net gain on sales or remarketing
     of equipment                                  511,331           95,250          361,407
   Interest income and other                        69,833           99,214          175,352
   Income from equity investment in joint venture   15,312          103,709               -
   Rental income                                         -               -           262,784
                                               -----------      -----------      -----------

   Total revenues                                1,170,549        1,059,354        2,136,954
                                               -----------      -----------      -----------

Expenses

   Management fees - General Partner                92,360          128,533          171,135
   Administrative expense reimbursements
     - General Partner                              93,494          130,482          174,261
   General and administrative                       37,247          107,419          104,307
   Amortization of initial direct costs              6,912           38,892          154,879
   Interest                                         16,809          253,143          920,433
   Depreciation                                         -                -           224,474
   Provision for bad debt                               -                -           141,000
                                               -----------      -----------      -----------

   Total expenses                                  246,822          658,469        1,890,489
                                               -----------      -----------      -----------

Net income                                     $   923,727      $   400,885      $   246,465
                                               ===========      ===========      ===========

Net income allocable to:
   Limited partners                            $   914,490      $   396,876      $   244,000
   General Partner                                   9,237            4,009            2,465
                                               -----------      -----------      -----------

                                               $   923,727      $   400,885      $   246,465
                                               ===========      ===========      ===========

Weighted average number of limited
   partnership units outstanding                   198,551          199,558          199,900
                                               ===========      ===========      ===========

Net income per weighted average
   limited partnership unit                    $      4.61      $      1.99      $      1.22
                                               ===========      ===========      ===========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1996, 1995 and 1994

                             Limited Partner Distributions

                                 Return of   Investment      Limited       General
                                  Capital      Income        Partners      Partner         Total
                              (Per weighted average unit)

Balance at December 31, 1993                               $  8,693,014   $ (86,897)    $ 8,606,117

Cash distributions to partners     $  7.78   $   1.22        (1,799,100)    (18,173)     (1,817,273)

Net income                                                      244,000       2,465         246,465
                                                           ------------   ---------     -----------

Balance at December 31, 1994                                  7,137,914    (102,605)      7,035,309

Cash distributions to partners     $  7.01   $   1.99        (1,796,363)    (18,144)     (1,814,507)

Limited partnership units redeemed
   (1,100 units)                                                (38,256)           -        (38,256)

Net income                                                      396,876       4,009         400,885
                                                           ------------   ---------     -----------

Balance at December 31, 1995                                  5,700,171    (116,740)      5,583,431

Cash distributions to partners     $  4.39   $   4.61        (1,786,992)    (18,050)     (1,805,042)

Limited partnership units redeemed
   (330 units)                                                  (10,369)           -        (10,369)

Net income                                                      914,490       9,237         923,727
                                                           ------------   ---------     -----------

Balance at December 31, 1996                               $  4,817,300   $(125,553)    $ 4,691,747
                                                           ============   =========     ===========













See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                         1996           1995            1994
                                                         ----           ----            ----

Cash flows from operating activities:
   Net income                                       $  923,727     $   400,885     $  246,465
                                                    ----------     -----------     ----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Allowance for doubtful accounts                        -           34,495        122,835
     Finance income portion of receivables paid
       directly to lenders by lessees                 (121,569)       (370,961)    (1,030,437)
     Amortization of initial direct costs                6,912          38,893        154,879
     Net gain on sales or remarketing of equipment    (511,331)        (95,250)      (361,407)
     Interest expense on non-recourse financing
       paid directly by lessees                              -         171,842        640,106
     Interest expense accrued on non-recourse debt      13,896          63,818        202,907
     Collection of principal - non-financed receivables1,564,037     1,016,070        934,239
     Income from equity investment in joint venture    (15,312)       (103,709)              -
     Distribution from equity investment in joint venture616,361       475,779               -
     Depreciation                                            -              -         224,474
     Rental income - assigned operating lease receiv         -              -        (172,872)
     Change in operating assets and liabilities:
       Accounts payable to General Partner
         and affiliates, net                            43,688         102,673       (133,221)
       Security deposits and deferred credits         (390,339)     (1,372,776)     1,957,034
       Other, net                                     (142,780)         29,313         69,885
                                                    ----------     -----------     ----------

         Total adjustments                           1,063,563          (9,813)     2,608,422
                                                    ----------     -----------     ----------

       Net cash provided by operating activities     1,987,290         391,072      2,854,887
                                                    ----------     -----------     ----------

Cash flows from investing activities:
   Proceeds from sales of equipment                  1,289,421       3,058,969      1,665,032
   Investment in joint venture                              -       (1,500,000)             -
   Equipment and receivables purchased              (2,179,971)     (2,073,940)    (1,838,851)
                                                    ----------     -----------     ----------

       Net cash used in investing activities          (890,550)       (514,971)      (173,819)
                                                    ----------     -----------     ----------

Cash flows from financing activities:
   Redemption of limited partnership units             (10,369)        (38,256)            -
   Cash distributions to partners                   (1,805,042)     (1,814,507)    (1,817,273)
   Principal payments on term loan                          -              -       (1,500,000)
   Proceeds from term loan                                  -              -        1,500,000
                                                    ----------     -----------     ----------
    Net cash used in financing activities           (1,815,411)     (1,852,763)    (1,817,273)
                                                    ----------     -----------     ----------

   Net increase (decrease) in cash                    (718,671)     (1,976,662)       863,795

Cash at beginning of year                            1,777,981       3,754,643      2,890,848
                                                    ----------     -----------     ----------

Cash at end of year                                 $1,059,310     $ 1,777,981     $3,754,643
                                                    ==========     ===========     ==========


See accompanying notes to financial statements.

                               ICON Cash Flow Partners, L.P., Series C
                                  (A Delaware Limited Partnership)

                                Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

      Interest expense of $16,809, $253,143 and $920,433 for the years ended December 31, 1996, 1995 and 1994 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $0, $235,660 and $843,013, respectively, and other interest paid of $16,809, $17,483 and $77,420, respectively.

      During the years ended December 31, 1996, 1995 and 1994, non-cash activities included the following:

                                                       1996             1995           1994
                                                       ----             ----           ----

Principal and interest on finance receivables
    paid directly by lessee                       $ 1,173,063    $  2,922,879    $ 5,829,965
Rental Income - assigned operating lease receivabl         -              -          172,872
Principal and interest on non-recourse financing
    paid directly by lessee                        (1,173,063)     (2,922,879)    (6,002,837)

Non-recourse notes payable assumed in purchase price       -              -                                       79,686
Fair value of equipment and receivables purchased
    for debt and payables                                  -              -          (79,686)

Decrease in notes payable - non-recourse
    due to terminations                              (412,183)     (1,922,142)                                 -
Decrease in investment in finance leases due to
    terminations                                      412,183       2,194,279          -
Decrease in security deposits and deferred
    credits due to terminations                            -         (272,137)         -
                                                  -----------    -------------   ----------

                                                  $       -      $       -       $     -
                                                  ===========    ============    ==========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1996

1.  Organization

    ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed on June 22, 1990 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on January 3, 1991 and by its final closing in 1991, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. During 1993, the Partnership redeemed 100 limited partnership units, during 1995 the Partnership redeemed 1,100 limited partnership units, and during 1996 the Partnership redeemed 330 limited partnership units, leaving 198,470 limited partnership units outstanding at December 31, 1996.

    The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

    ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13% of the gross proceeds received from the sale of the units. Such offering costs aggregated $2,600,000, (including $1,013,120 paid to the General Partner or its affiliates) and were charged directly to limited partners' equity.

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.  Significant Accounting Policies

    Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

    Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income and the initial direct costs are amortized over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of certain debt obligations as of December 31, 1996 approximate that which is recorded in these financial statements. Fair value information with respect to the Company's assets and certain non-recourse notes payable is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

    Investment in Joint Venture - The Partnership accounts for its investment in a joint venture under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 100 limited partnership units during 1993, 1,100 limited partnership units during 1995 and 330 limited partnership units during 1996. The redemption amounts were calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

    Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

    The Partnership's policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

    Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

3.  Investment in Joint Venture

    The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objective of the joint ventures is consistent with that of the Partnership.

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

    On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding obligations of $7,780,000 to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan is short-term, and is expected to be re-financed by June 30, 1997. The Partnership is charged an interest rate that is equal to Series E's cost of funds, which is approximately 8.0%. ICON Asset Acquisition LLC has granted a security interest in all of their underlying assets.

     Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the year ended December 31, 1996 and as of and for the period ended December 31, 1995 are summarized below:

                               December 31, 1996        December 31, 1995

           Assets                $ 12,490,084              $24,960,875
                                 ============              ===========

           Liabilities           $  8,557,586              $16,539,596
                                 ============              ===========

           Equity                $  3,932,498              $ 8,421,279
                                 ============              ===========

                                  Year Ended              Period Ended
                               December 31, 1996        December 31, 1995

           Net income            $    114,350              $   774,525
                                 ============              ===========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                         Finance
         Year            Leases           Financings             Total

         1997         $ 1,539,842         $  766,300         $ 2,306,142
         1998             610,837            606,833           1,217,670
         1999             343,415            366,431             709,846
         2000             150,329            245,517             395,846
         2001               8,502             42,247              50,749
                      -----------         ----------         -----------

                      $ 2,652,925         $2,027,328         $ 4,680,253
                      ===========         ==========         ===========

5.  Investment in Operating Leases

    The investment in operating leases at December 31, 1996, 1995 and 1994 consisted of the following:

                                                  1996               1995              1994
                                                  ----               ----              ----

Equipment cost, beginning of year           $        -        $    110,945      $  1,487,361

Equipment sold                                       -            (110,945)       (1,376,416)
                                            -----------       ------------      ------------

Equipment cost, end of year                          -                  -            110,945
                                            -----------       ------------      ------------

Accumulated depreciation, beginning of year          -             (83,753)         (997,240)

Depreciation                                         -                  -           (224,474)
Equipment sold                                       -              83,753         1,137,961
                                            -----------       ------------      ------------

Accumulated depreciation, end of year                -                  -            (83,753)
                                            -----------       ------------      ------------

Initial direct costs, net of accumulated
    amortization, end of year                        -                  -                 -
                                            -----------       ------------      -----------

Investment in operating leases, end of year $        -        $         -       $     27,192
                                            ===========       ============      ============


                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.  Allowance for Doubtful Accounts

    The Allowance for Doubtful Accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                            Finance                    Operating
                                            Leases      Financings       Leases        Total

Balance at December 31, 1993              $ 147,205     $   4,660     $   3,681      $155,546

    Charged to operations                   141,000            -              -       141,000
    Accounts written-off                    (32,673)      (15,667)            -       (48,340)
    Recovery on accounts previously
      written-off                            30,175            -              -        30,175
    Transfer within accounts                (32,500)       34,427        (1,927)             -
                                          ---------     ---------     ---------      ---------

Balance at December 31, 1994                253,207        23,420         1,754       278,381

    Accounts written-off                    (74,003)           -              -       (74,003)
    Recovery on accounts previously
      written-off                           108,498            -              -       108,498
    Transfer within accounts                  1,754            -         (1,754)             -
                                          ---------     ---------     ---------      ---------

Balance at December 31, 1995                289,456        23,420             -       312,876

    Accounts written-off                    (12,308)           -              -       (12,308)
    Recovery on accounts previously
      written-off                             8,452            -              -         8,452
                                          ---------     ---------     ---------      --------

Balance at December 31, 1996              $ 285,600     $  23,420     $      -       $309,020
                                          =========     =========     =========      ========

7.  Notes Payable

    The Partnership converted a three-year secured revolving credit agreement to a $1,500,000 term loan, secured by leases and financing transactions, in January 1994. The term loan bore interest at prime plus 1% and was payable in monthly installments. The term loan was repaid in November 1994.

    The notes payable non-recourse, bearing interest at rates ranging from 8.175% to 15%, mature in 1997. Included in these notes are $579,508 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions as they relate to residual sharing agreements. These notes are payable only to the extent residuals are realized, which are estimated to occur in 1997. All other notes payable non-recourse are being paid directly to the lenders by the lessees.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

8.  Related Party Transactions

    During the years ended December 31, 1996, 1995 and 1994, the Partnership paid or accrued to the General Partner management fees of $92,360, $128,533 and $171,135, respectively, and paid or accrued administrative expense reimbursements of $93,494, $130,482 and $174,261, respectively. These fees and reimbursements were charged to operations.

    The Partnership and two affiliates, Series B and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (See Note 3 for additional information relating to the joint venture).

    There were no acquisition fees paid or accrued by the Partnership to the General Partner for the years ended December 31, 1996, 1995 and 1994, respectively.

9.  Security Deposits and Deferred Credits

    Security deposits and deferred credits at December 31, 1996 and 1995 include $426,379 and $646,639, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

10.  Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. For the years ended December 31, 1996 and 1995, the Partnership paid $21,319 and $694,649, respectively, to third parties as their share under the agreements.

11.  Tax Information (Unaudited)

     The following reconciles the net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31:

                                                        1996                1995            1994
                                                        ----                ----            ----

Net income per financial statements                $   923,727     $     400,885    $     246,465

Differences due to:
  Direct finance leases                                821,604         3,709,662        6,667,933
  Depreciation                                              -         (5,323,953)      (8,815,695)
  Provision for losses                                   1,856           396,827          127,488
  Gain (loss) on sale of equipment                      (9,703)          164,684       (2,001,746)
  Other                                                 30,619             2,122          164,079
                                                   -----------     -------------    -------------
Partnership income (loss) for
  federal income tax purposes                      $ 1,768,103     $    (649,773)   $  (3,611,476)
                                                   ===========     =============    =============

    As of December 31, 1996, the partners' capital accounts included in the financial statements totaled $4,691,747 compared to the partners' capital accounts for federal income tax purposes of $10,070,128 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

    The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to operating leases and full payout leases.

    The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services, including tax-oriented leasing and financing. In addition, the General Partner offers financial consulting and placement services for which fees are earned as a result of successful placements of various secured financings and mortgages.

    The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, releasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, supervision of maintenance being performed by third parties, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    The officers and directors of the General Partner are as follows:

      Beaufort J.B. Clarke     President, Chief Executive Officer and Director

      Thomas W. Martin         Executive Vice President and Director

      Paul B. Weiss            Executive Vice President

      Gary N. Silverhardt      Vice President and Chief Financial Officer

      Neil A. Roberts          Director

      Tim Spring               Director

     Beaufort J. B. Clarke, age 50, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

     Thomas W. Martin, age 42, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

    Paul B. Weiss, age 36, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 36, is Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

    Neil A. Roberts, age 47, has been the Managing Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Roberts has over 25 years of experience in the leasing and finance business, including positions with Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

    Timothy R. Spring, age 39, Commercial Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Spring has over 13 years of leasing experience in the United Kingdom. He was formerly Lease Commercial Director at Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

Item 11.  Executive Compensation

    The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1996, 1995 and 1994.

    Entity             Capacity        Type of Compensation        1996       1995        1994
    ------             --------        --------------------        ----       ----        ----

ICON Capital Corp.   General Partner Administrative expense
                                       reimbursements         $   93,494 $  130,482 $  174,261
ICON Capital Corp.   General Partner Management fees              92,360    128,533    171,135
                                                              ---------- ---------- ----------
                                                              $  185,854 $  259,015 $  345,396
                                                              ========== ========== ==========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 7, 1997, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

        Title                   Amount Beneficially               Percent
       of Class                       Owned                       of Class

    General Partner          Represents initially a 1% and          100%
      Interest               potentially a 10% interest in
                             the Partnership's income, gain
                             and loss deductions.

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each investor has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on the outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

Item 13.  Certain Relationships and Related Transactions

    None other than those disclosed in Item 11 herein.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements - See Part II, Item 8 hereof.

    2.  Financial Statement Schedule - None.

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

    3.  Exhibits - The following exhibits are incorporated herein by reference:

     (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration
          Statement No. 2-99858 filed with the Securities and Exchange Commission on December 12, 1986).

     (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 3.01 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 23, 1985 and to Exhibit 3.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

     (iii)Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).
(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1996.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICON CASH FLOW PARTNERS, L.P., Series C
                                   File No. 33-36376 (Registrant)
                                   By its General Partner, ICON Capital Corp.


Date: March 28, 1997               Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant


Date: March 28, 1997               Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director



Date: March 28, 1997               Thomas W. Martin
                                   ---------------------------------------------
                                   Thomas W. Martin
                                   Executive Vice President and Director



Date: March 28, 1997               Gary N. Silverhardt
                                   ---------------------------------------------
                                   Gary N. Silverhardt
                                   Vice President and Chief Financial Officer


     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.