Form 10-Q
period 1997-03-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1997-05-15
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                         March 31, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ----------------------   ------------------------

Commission File Number                            33-36376
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

                                 Balance Sheets

                                   (unaudited)

                                                                 March 31,   December 31,
                                                                   1997          1996
       Assets
Cash                                                           $ 1,543,108   $ 1,059,310
                                                               -----------   -----------

Investment in finance leases
    Minimum rents receivable                                     2,108,858     2,652,925
    Estimated unguaranteed residual values                       1,220,951     1,228,841
 .   Unearned income                                               (252,626)     (315,242)
    Allowance for doubtful accounts                               (285,968)     (285,600)
                                                               -----------   -----------
                                                                 2,791,215     3,280,924
Investment in financings
    Receivables due in installments                              1,817,349     2,027,328
    Unearned income                                               (260,839)     (305,587)
    Allowance for doubtful accounts                                (23,420)      (23,420)
                                                               -----------   -----------
                                                                 1,533,090     1,698,321

Equity investment in joint venture                                 408,938       526,881
                                                               -----------   -----------

Other assets                                                        96,701        78,268
                                                               -----------   -----------

Total assets                                                   $ 6,373,052   $ 6,643,704
                                                               ===========   ===========

       Liabilities and Partners' Equity
Notes payable - non-recourse                                   $   789,673   $   994,354
Accounts payable to General Partner and affiliates, net            636,755       510,716
Security deposits, deferred credits and accounts payable-other     607,097       446,887
                                                               -----------   -----------

                                                                 2,033,525     1,951,957
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner                                               (129,075)     (125,553)
    Limited partners (198,470 units outstanding, $100
      per unit original issue price)                             4,468,602     4,817,300
                                                               -----------   -----------

Total partners' equity                                           4,339,527     4,691,747
                                                               -----------   -----------

Total liabilities and partners' equity                         $ 6,373,052   $ 6,643,704
                                                               ===========   ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                               1997              1996
                                               ----              ----
Revenues

   Finance income                          $     107,349    $     146,898
   Interest income and other                      20,398           22,705
   Net gain on sales or remarketing
     of equipment                                 13,712          260,973
   Income from equity investment
     in joint venture                              5,914           10,253
                                           -------------    -------------

   Total revenues                                147,373          440,829
                                           -------------    -------------

Expenses

   Administrative expense reimbursements
     - General Partner                            18,973           24,550
   Management fees - General Partner              18,726           24,096
   General and administrative                      5,640           16,358
   Interest                                        5,186            9,545
   Amortization of initial direct costs             -               2,835
                                           -------------    -------------

   Total expenses                                 48,525           77,384
                                           -------------    -------------

Net income                                 $      98,848    $     363,445
                                           =============    =============

Net income allocable to:
   Limited partners                        $      97,860    $     359,811
   General Partner                                   988            3,634
                                           -------------    -------------

                                           $      98,848    $     363,445
                                           =============    =============

Weighted average number of limited
   partnership units outstanding                 198,470          198,775
                                           =============    =============

Net income per weighted average limited
   partnership unit                        $         .49    $        1.81
                                           =============    =============




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)

                           Limited Partner Distributions

                               Return of   Investment              Limited          General
                                Capital      Income               Partners          Partner            Total
                            (Per weighted average unit)
Balance at
   December 31, 1993                                                8,693,014          (86,897)        8,606,117

Cash distributions
   to partners                 $    7.78   $     1.22              (1,799,100)         (18,173)       (1,817,273)

Net income                                                            244,000            2,465           246,465
                                                               --------------    -------------   ---------------

Balance at
   December 31, 1994                                                7,137,914         (102,605)        7,035,309

Cash distributions
   to partners                 $    7.01   $     1.99              (1,796,363)         (18,144)       (1,814,507)

Limited partnership
   units redeemed
   (1,100 units)                                                      (38,256)            -              (38,256)

Net income                                                            396,876            4,009           400,885
                                                               --------------    -------------   ---------------

Balance at
   December 31, 1995                                                5,700,171         (116,740)        5,583,431

Cash distribution
   to partners                 $    4.39   $     4.61              (1,786,992)         (18,050)       (1,805,042)

Limited partnership
   units redeemed
   (330 units)                                                        (10,369)            -              (10,369)

Net income                                                            914,490            9,237           923,727
                                                               --------------    -------------   ---------------

Balance at
   December 31, 1996                                                4,817,300         (125,553)        4,691,747

Cash distribution
   to partners                 $    1.76   $      .49                (446,558)          (4,510)         (451,068)

Net income                                                             97,860              988            98,848
                                                               --------------    -------------   ---------------

Balance at
   March 31, 1997                                              $    4,468,602    $    (129,075)  $     4,339,527
                                                               ==============    =============   ===============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                    1997               1996
                                                                                    ----               ----

Cash flows from operating activities:
   Net income                                                                   $       98,848   $       363,445
                                                                                --------------   ---------------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Finance income portion of receivables paid
         directly to lenders by lessees                                                 (9,774)          (41,846)
      Net gain on sales or remarketing of equipment                                    (13,712)         (260,973)
      Interest expense on non-recourse financing
        paid directly by lessees                                                         5,186             3,260
      Interest expense accrued on non-recourse debt                                      -                 3,371
      Collection of principal - non-financed receivables                               447,276           354,400
      Income from equity investment in joint venture                                    (5,914)          (10,253)
      Distribution from equity investment in joint venture                             123,857           255,499
      Amortization of initial direct costs                                                -                2,835
      Changes in operating assets and liabilities:
         Security deposits, deferred credits and accounts payable-other                160,210          (256,481)
         Accounts payable to General Partner and affiliates, net                       126,039           (20,607)
         Allowance for doubtful accounts                                                  -                  137
         Other, net                                                                    (32,664)            9,270
                                                                                --------------   ---------------

          Total adjustments                                                            800,504            38,612
                                                                                --------------   ---------------

     Net cash provided by operating activities                                         899,352           402,057
                                                                                --------------   ---------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                     35,514           328,826
   Equipment and receivables purchased                                                    -             (459,914)
                                                                                --------------   ---------------

     Net cash provided by (used in) investing activities                                35,514          (131,088)
                                                                                --------------   ---------------

Cash flows from financing activities:
   Cash distributions to partners                                                     (451,068)         (451,837)
   Redemption of limited partnership units                                               -               (10,369)
                                                                                --------------   ---------------

     Net cash used in financing activities                                            (451,068)         (462,206)
                                                                                --------------   ---------------

Net increase (decrease) in cash                                                        483,798          (191,237)

Cash at beginning of period                                                          1,059,310         1,777,981
                                                                                --------------   ---------------

Cash at end of period                                                           $    1,543,108   $     1,586,744
                                                                                ==============   ===============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

         During the three months ended March 31, 1997 and 1996, non-cash activities included the following:

                                                                                 1997                  1996
                                                                                 ----                  ----

Principal and interest on finance receivables paid
   directly by lessees                                                      $        209,867    $      381,304
Principal and interest on non-recourse financing paid
   directly by lessees                                                              (209,867)         (381,304)

Decrease in investment in finance leases due to terminations                           -               430,132
Decrease in security deposits and deferred credits
   due to terminations                                                                 -              (227,169)

Decrease in notes payable - non-recourse due to terminations                           -              (202,963)
                                                                            ----------------    --------------

                                                                            $         -         $       -
                                                                            ================    =========

   Interest expense of ($5,186) and $9,545 for the three months ended March 31, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of ($5,186) and $6,631, respectively, and other interest of $0 and $2,914, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

                                   (unaudited)

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series C (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1996 Annual Report on Form 10-K.

2.    Investment in Joint Venture

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

      On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and L.P. Six contributed $1,500,000 (13.39% interest), $1,000,000 (8.93% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan is short-term, and is expected to be re-financed by June 30, 1997. ICON Asset Acquisition LLC is charged an interest rate that is equal to Series E's cost of funds, which is approximately 8.0%.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the three months ended March 31, 1997 is summarized below:

                                          March 31, 1997

            Assets                        $  10,572,361
                                          =============

            Liabilities                   $   7,520,698
                                          =============

            Equity                        $   3,051,663
                                          =============

                                        Three Months Ended
                                          March 31, 1997

            Net income                    $      44,165
                                          =============

3.     Security Deposits and Deferred Credits

       Security deposits and deferred credits at March 31, 1997 and December 31, 1996 include $595,912 and $426,379, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

4.     Related Party Transactions

       During the three months ended March 31, 1997 and 1996, the Partnership accrued to the General Partner management fees of $18,726 and $24,096, respectively, and paid or accrued administrative expense reimbursements of $18,973 and $24,550, respectively. These fees and reimbursements were charged to operations.

       The payment of management fees have been deferred since September 1, 1993 and as of March 31, 1997, $595,189 in management fees have been accrued but not paid.

       Under the Original Partnership Agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $13,826 for the three months ended March 31, 1997. These foregone management fees are not accruable in future years.

       The Partnership and two affiliates, Series B and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (See Note 2 for additional information relating to the joint venture).

       For the three months ended March 31, 1997 and 1996 no acquisition fees were paid or accrued by the Partnership.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Partnership's portfolio consisted of a net investment in finance leases, financings and equity investment in joint venture representing 61%, 31% and 8% of total investments at March 31, 1997, respectively, and 71%, 17% and 12% of total investments at March 31, 1996, respectively.

       For the three months ended March 31, 1996, the Partnership leased or financed equipment with initial cost of $930,280, to 16 lessees or equipment users with a weighted average initial transaction term of 34 months. The Partnership did not lease or finance any equipment for the three months ended March 31, 1997.

Results of Operations for the Three Months Ended March 31, 1997 and 1996

       Revenues for the three months ended March 31, 1997 were $147,373, representing a decrease of $293,456 or 67% from 1996. The decrease in revenues resulted primarily from a decrease in net gain on sales or remarketing of equipment of $247,261 or 95% from 1996. There were also decreases in finance income of $39,549 or 27%, a decrease in income from equity investment in joint venture of $4,339 or 42% and a decrease in interest income and other of $2,307 or 10%. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. Interest income and other decreased due to a decrease in late charges received. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment.

       Expenses for the three months ended March 31, 1997 were $48,525, representing a decrease of $28,859 or 37% from 1996. The decrease in expenses resulted from a decrease in interest expense of $13,184, a decrease in administrative expense reimbursements of $5,577 or 23%, a decrease in management fees of $5,370 or 22%, a decrease in amortization of initial direct costs of $2,835 or 100% and a decrease in general and administrative expense of $1,893 or 12% from 1996. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. Administrative expense reimbursements, management fees, amortization of initial direct costs and general and administrative expense decreased due to the decrease in the average size of the portfolio.

       Net income for the three months ended March 31, 1997 and 1996 was $98,848 and $363,445, respectively. The net income per weighted average limited partnership unit was $.49 and $1.81 for 1997 and 1996, respectively.

Liquidity and Capital Resources

       The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were net cash provided by operations of $899,352 and $402,057, respectively, and proceeds from sales of equipment of $35,514 and $328,826, respectively. These funds were used to purchase equipment, fund cash distributions and to make payments on borrowings. The Partnership intends to continue to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

       Cash distributions to limited partners for the three months ended March 31, 1997 and 1996, which were paid monthly, totaled $446,558 and $447,319, respectively, of which $97,860 and $359,811 was investment income and $348,698 and $87,508 was a return of capital, respectively. The monthly cash distribution rate was 9.00%, of which 1.97% and 7.24% was investment income and 7.03% and 1.76% was a return of capital, respectively, calculated as a percentage of each partners's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1997 and 1996 was $2.25, of which $.49 and $1.81 was investment income and $1.76 and $.44 was a return of capital, respectively.

       The Partnership's Reinvestment Period expired June 19, 1996, five years after the Final Closing Date. As such, the Partnership has discontinued investing in leased equipment. The Partnership filed a proxy statement with the Securities and Exchange Commission (the "SEC") on June 17, 1996 for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years. On July 26, 1996, the Partnership received comments on its filing. The Partnership is currently preparing a new proxy with the SEC. The Partnership will continue to pay monthly cash distributions to limited partners at an annualized rate of 9% until the proxy filing and subsequent vote is finalized. The Partnership will continue to evaluate its operations to determine the ability to sustain the current distribution rate.

       As of March 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

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

                                    ICON CASH FLOW PARTNERS, L.P., Series C
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 15, 1997                        Gary N. Silverhardt
-------------                       --------------------------------------------
    Date                            Gary N. Silverhardt
                                    Chief Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)