Form 10-Q
period 1997-06-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1997-08-13
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                             June 30, 1997
                     -----------------------------------------------------------

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                             33-36376
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


                 600 Mamaroneck Avenue, Harrison, New York 10528
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)


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

                                 Balance Sheets

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1997          1996
       Assets

Cash                                                             $ 1,535,482    $1,059,310
                                                                 -----------    ----------

Investment in finance leases
   Minimum rents receivable                                        1,665,457     2,652,925
   Estimated unguaranteed residual values                          1,219,934     1,228,841
   Unearned income                                                  (199,697)     (315,242)
   Allowance for doubtful accounts                                  (197,173)     (285,600)
                                                                 -----------    ----------
                                                                   2,488,521     3,280,924

Investment in financings
   Receivables due in installments                                 1,607,087     2,027,328
   Unearned income                                                  (218,144)     (305,587)
   Allowance for doubtful accounts                                  (112,653)      (23,420)
                                                                 -----------    ----------
                                                                   1,276,290     1,698,321

Equity investment in joint venture                                   358,024       526,881
                                                                 -----------    ----------

Other assets                                                         129,973        78,268
                                                                 -----------    ----------

Total assets                                                     $ 5,788,290    $6,643,704
                                                                 ===========    ==========

       Liabilities and Partners' Equity

Notes payable - non-recourse                                     $   579,508    $  994,354
Accounts payable to General Partner and affiliates, net              575,525       510,716
Accounts payable-other                                                37,077             -
Security deposits, deferred credits and accounts payable-other       634,512       446,887
                                                                 -----------    ----------
                                                                   1,826,622     1,951,957

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (132,809)     (125,553)
   Limited partners (198,270 and 198,470 units outstanding,
     $100 per unit original issue price in 1997 and 1996,
     respectively)                                                 4,094,477     4,817,300
                                                                 -----------    ----------

Total partners' equity                                             3,961,668     4,691,747
                                                                 -----------    ----------

Total liabilities and partners' equity                           $ 5,788,290    $6,643,704
                                                                 ===========    ==========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                          For the Three Months         For the Six Months
                                             Ended June 30,              Ended June 30,
                                           1997         1996            1997         1996
                                           ----         ----            ----         ----
Revenues

   Finance income                       $    89,690  $  151,990      $   197,039 $   298,888
   Interest income and other                 20,495      17,300           40,893      40,005
   Income from equity investment
     in joint venture                        16,706      14,126           22,620      24,379
   Net gain on sales or remarketing
     of equipment                             9,409      10,592           23,121     271,565
                                        -----------  ----------      ----------- -----------

   Total revenues                           136,300     194,008          283,673     634,837
                                        -----------  ----------      ----------- -----------

Expenses

   General and administrative                23,515      19,295           29,453      36,646
   Administrative expense reimbursements
     - General Partner                       17,891      23,721           36,864      48,271
   Management fees - General Partner         17,537      23,436           36,263      47,532
   Interest                                      -          -              4,888       8,552
   Amortization of initial direct costs          -        1,892              -         4,727
                                        -----------  ----------       ---------- -----------

   Total expenses                            58,943      68,344          107,468     145,728
                                        -----------  ----------      ----------- -----------

Net income                              $    77,357  $  125,664      $   176,205 $   489,109
                                        ===========  ==========      =========== ===========

Net income allocable to:
   Limited partners                     $    76,583  $  124,407      $   174,443 $   484,218
   General Partner                              774       1,257            1,762       4,891
                                        -----------  ----------      ----------- -----------

                                        $    77,357  $  125,664      $   176,205 $   489,109
                                        ===========  ==========      =========== ===========

Weighted average number of limited
   partnership units outstanding            198,336     198,622          198,403     198,622
                                        ===========  ==========      =========== ===========

Net income per weighted average
   limited partnership unit             $       .39  $      .63      $       .88 $      2.44
                                        ===========  ==========      =========== ===========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)

                    Limited Partner Distributions

                        Return of  Investment         Limited        General
                         Capital     Income           Partners        Partner        Total
                     (Per weighted average unit)
Balance at
   December 31, 1993                               $  8,693,014   $   (86,897)  $  8,606,117

Cash distributions
   to partners            $  7.78   $   1.22         (1,799,100)      (18,173)    (1,817,273)

Net income                                              244,000         2,465        246,465
                                                    -----------   -----------   ------------

Balance at
   December 31, 1994                                  7,137,914      (102,605)     7,035,309

Cash distributions
   to partners            $  7.01   $   1.99         (1,796,363)      (18,144)    (1,814,507)

Limited partnership
   units redeemed
   (1,100 units)                                        (38,256)           -         (38,256)

Net income                                              396,876         4,009        400,885
                                                    -----------   -----------   ------------

Balance at
   December 31, 1995                                  5,700,171      (116,740)     5,583,431

Cash distribution
   to partners            $  4.39   $   4.61         (1,786,992)      (18,050)    (1,805,042)

Limited partnership
   units redeemed
   (330 units)                                          (10,369)           -         (10,369)

Net income                                              914,490         9,237        923,727
                                                    -----------   -----------   ------------

Balance at
   December 31, 1996                                  4,817,300      (125,553)     4,691,747

Cash distribution
   to partners            $  3.62   $    .88           (892,816)       (9,018)      (901,834)

Limited partnership
   units redeemed
   (200 units)                                           (4,450)           -          (4,450)

Net income                                              174,443         1,762        176,205
                                                    -----------   -----------   ------------

Balance at
   June 30, 1997                                    $ 4,094,477   $  (132,809)  $  3,961,668
                                                    ===========   ===========   ============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                        1997          1996
                                                                        ----          ----
Cash flows provided by operating activities:
   Net income                                                        $   176,205 $   489,109
                                                                     ----------- -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Finance income portion of receivables paid
        directly to lenders by lessees                                   (14,028)    (75,278)
     Amortization of initial direct costs                                    -         4,727
     Net gain on sales or remarketing of equipment                       (23,121)   (271,565)
     Interest expense on non-recourse financing paid
        directly by lessees                                                4,888       5,638
     Collection of principal - non-financed receivables                  742,881     828,029
     Income from equity investment in joint venture                      (22,620)    (24,379)
     Distribution from investment in joint venture                       191,477     302,364
     Changes in operating assets and liabilities:
        Allowance for doubtful accounts                                     (806)       (206)
        Accounts payable to General Partner and affiliates, net           64,809      29,570
        Security deposits and deferred credits                           187,625     (73,776)
        Accounts payable - other                                          37,077     105,197
        Other, net                                                       (32,998)    (31,602)
                                                                     ----------- -----------

          Total adjustments                                            1,117,526     798,719
                                                                     ----------- -----------

     Net cash provided by operating activities                         1,293,731   1,287,828
                                                                     ----------- -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                       88,725     684,327
   Equipment and receivables purchased                                         -  (2,179,971)
                                                                     ----------- -----------


     Net cash provided by (used in) investing activities                  88,725  (1,495,644)
                                                                     ----------- -----------

Cash flows from financing activities:
   Cash distributions to partners                                       (901,834)   (902,906)
   Redemption of limited partnership units                                (4,450)    (10,369)
                                                                     ----------- -----------

     Net cash used in financing activities                              (906,284)   (913,275)
                                                                     ----------- -----------

Net increase (decrease) in cash                                          476,172  (1,121,091)

Cash, beginning of period                                              1,059,310   1,777,981
                                                                     ----------- -----------

Cash, end of period                                                  $ 1,535,482 $   656,890
                                                                     =========== ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

        During the six months ended June 30, 1997 and 1996, non-cash activities included the following:

                                                                            1997       1996

Principal and interest on finance
   receivables paid directly by lessees                              $   419,734 $   643,765
Principal and interest on non-recourse
   financing paid directly by lessees                                   (419,734)   (643,765)

Decrease in notes payable - non-recourse
   due to terminations                                                        -     (234,900)
Increase in security deposits and deferred
   credits due to terminations                                                -      234,900
                                                                     ----------- -----------

                                                                     $       -   $       -
                                                                     =========== ===========

        Interest expense of $4,888 and $8,552 for the six months ended June 30, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $4,888 and $5,638, respectively, and other interest of $0 and $2,914, respectively.

                            ICON Cash Flow Partners, L.P., Series C
                               (A Delaware Limited Partnership)

                                 Notes to Financial Statements

                                         June 30, 1997

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

    On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and L.P. Six contributed $1,500,000 (13.39% interest), $1,000,000 (8.93% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan is short-term, and is expected to be re-financed by August 31, 1997. ICON Asset Acquisition LLC is charged an interest rate that is equal to Series E's cost of funds, which is approximately 8.0%.

                            ICON Cash Flow Partners, L.P., Series C
                               (A Delaware Limited Partnership)

                           Notes to Financial Statements - Continued

    Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the six months ended June 30, 1997 is summarized below:

                                                              June 30, 1997

                          Assets                              $   8,468,754
                                                              =============

                          Liabilities                         $   5,797,325
                                                              =============

                          Equity                              $   2,671,429
                                                              =============

                                                            Six Months Ended
                                                              June 30, 1997

                          Net income                          $     168,931
                                                              =============

3.   Security Deposits and Deferred Credits

    Security deposits and deferred credits at June 30, 1997 and December 31, 1996 include $622,626 and $426,379, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

4.  Related Party Transactions

    During the six months ended June 30, 1997 and 1996, the Partnership accrued to the General Partner management fees of $36,263 and $47,532, respectively, and paid or accrued administrative expense reimbursements of $36,864 and $48,271, respectively. These fees and reimbursements were charged to operations.

    The payment of management fees have been deferred since September 1, 1993 and as of June 30, 1997, $612,726 in management fees have been accrued but not paid.

    Under the original Partnership Agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $26,896 for the six months ended June 30, 1997. These foregone management fees are not accruable in future years.

    The Partnership, and two affiliates, Series B and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (See Note 2 for additional information relating to the joint venture).

    There were no acquisition fees paid or accrued by the Partnership for the six months ended June 30, 1997 and 1996, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                  June 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, financings and equity investment in joint venture of 61%, 31% and 8% of total investments at June 30, 1997 respectively, and 65%, 25% and 10% of total investments at June 30, 1996, respectively.

Results of Operations

 Three Months Ended June 30, 1997 and 1996

    For the three months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $0 and $1,249,690, respectively, to 0 and 54 lessees or equipment users, respectively.

    Revenues for the three months ended June 30, 1997 were $136,300, representing a decrease of $57,708 or 30% from 1996. The decrease in revenues resulted primarily from a decrease in finance income of $62,300 or 41%. Results were also affected by a decrease in net gain on sales or remarketing of equipment of $1,183 or 11% from 1996. These decreases were partially offset by an increase in interest income and other of $3,195 or 19% and an increase in income from equity investment in joint venture of $2,580 or 18% from 1996. The overall decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1996 to 1997. The increase in income from equity investment in joint venture resulted from an increase in that entity's gain on sales or remarketing of equipment for which proceeds received were in excess of the remaining carrying value of the equipment under investment.

    Expenses for the three months ended June 30, 1997 were $58,943, representing a decrease of $9,401 or 14% from 1996. The decrease in expenses resulted from a decrease in management fees of $5,899 or 26%, a decrease in administrative expense reimbursements of $5,830 or 25% and a decrease in amortization of initial direct costs of $1,892 from 1996. These decreases were partially offset by an increase in general and administrative expense of $4,330 or 22% from 1996. Management fees, administrative expense reimbursements and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

    Net income for the three months ended June 30, 1997 and 1996 was $77,357 and $125,664, respectively. The net income per weighted average limited partnership unit was $.39 and $.63 for 1997 and 1996, respectively.


Six Months Ended June 30, 1997 and 1996

    For the six months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $0 and $2,179,970, respectively to 0 and 54 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions for each year was 0 and 42 months, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

    Revenues for the six months ended June 30, 1997 were $283,673, representing a decrease of $351,164 or 55% from 1996. The decrease in revenues resulted primarily from a decrease in net gain on sales or remarketing of equipment of $248,444 or 92% and a decrease in finance income of $101,849 or 34% from 1996. Results were also affected by a decrease in income from equity investment in a joint venture of $1,759 or 7% from 1996. These decreases were partially offset by an increase in interest income and other of $888. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment. The increase in interest income and other resulted from an increase in the average cash balance from 1996 to 1997.

    Expenses for the six months ended June 30, 1997 were $107,468, representing a decrease of $38,260 or 26% from 1996. The decrease in expenses resulted from a decrease in administrative expenses reimbursements of $11,407 or 24%, a decrease in management fees of $11,269 or 24%, a decrease in general and administrative expenses of $7,193 or 20%, a decrease in amortization of initial direct costs of $4,727 and a decrease in interest expense of $3,664 from 1996. These decreases were partially offset by an increase in general and administrative expense of $1,631 or 5%. The decrease in interest expense resulted from a decrease in the average debt outstanding for 1996 to 1997. Administrative expense reimbursements, management fees and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

    Net income for the six months ended June 30, 1997 and 1996 was $176,205 and $489,109, respectively. The net income per weighted average limited partnership unit was $.88 and $2.44 for 1997 and 1996, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the six months ended June 30, 1997 and 1996 were net cash provided by operations of $1,293,731 and $1,287,828, respectively, proceeds from sales of equipment of $88,725 and $684,327, respectively. These funds were used to purchase equipment, in 1996, and fund cash distributions. The Partnership intends to continue to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

    Cash distributions to limited partners for the six months ended June 30, 1997 and 1996, which were paid monthly, totaled $892,816 and $893,877, respectively, of which $174,443 and $484,218 was investment income and $718,373 and $409,659 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00% for 1997 and 1996, of which 1.76% and 4.88 % was investment income and 7.24% and 4.12% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1997 and 1996 was $4.50, of which $.88 and $2.44 was investment income and $3.62 and $2.06 was a return of capital, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

    The Partnership's Reinvestment Period expired June 19, 1996, five years after the Final Closing Date. As such the Partnership has discontinued investing in leased equipment. The Partnership filed a proxy statement with the Securities and Exchange Commission (the "SEC") on June 17, 1996 for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years. On July 26, 1996, the Partnership received comments on its filing. The Partnership expects to re-file the proxy statement with the SEC in the near future. The Partnership will continue to pay monthly cash distributions to limited partners at an annualized rate of 9% until the proxy filing and subsequent vote is finalized.

    As of June 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

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

                               ICON CASH FLOW PARTNERS, L.P., Series C
                               File No. 33-36376 (Registrant)
                               By its General Partner,
                               ICON Capital Corp.




August 13, 1997                Gary N. Silverhardt
---------------                -------------------------------------------------
      Date                     Gary N. Silverhardt
                               Executive Vice President and Chief
                               Financial Officer
                              (Principal financial and account officer of the
                               General Partner of the Registrant)