Form 10-K/A
period 1996-12-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1997-10-31
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


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

For the transition period from ______________________ to ______________________

Commission File Number                    0-27904
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series C
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-3575099
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

----------------------------                    --------------------------------

----------------------------                    --------------------------------

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

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership: (1) acquired a diversified portfolio of short-term, high-yield investments; (2) made monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period; (3) re-invested substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five and one-half to seven and one-half years of the final closing date. In addition to acquiring equipment and entering into leases, the Partnership also (1) acquired equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) entered into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

     The Partnership's Reinvestment Period expired June 19, 1996, five years after the Final Closing Date. As such the Partnership has discontinued investing in leased equipment. The Partnership has filed a proxy statement with the Securities and Exchange Commission (the "SEC") on June 17, 1996 for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years. On July 26, 1996, the Partnership received comments on its filing. The Partnership is currently preparing a new proxy with the Securities and Exchange Commission. The Partnership will continue to pay monthly cash distributions to limited partners at an annualized rate of 9% until the proxy filing and subsequent vote is finalized. If the Partnership does not receive consents representing a majority of the outstanding Partnership units then the Partnership will begin liquidating its investments and distributing the proceeds as provided in the Partnership Agreement.

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

                                   December 31, 1996       December 31, 1995
                                   -----------------       -----------------

Category                             Cost       Percent      Cost      Percent

Medical                         $ 3,058,534      26.6%   $ 4,851,638    26.5%
Retail systems                    2,837,463      24.7      2,995,721    16.4
Restaurant equipment              1,383,351      12.0      1,398,546     7.6
Computer systems                  1,286,639      11.2      3,769,162    20.6
Office furniture & fixtures       1,061,720       9.2      2,282,233    12.5
Manufacturing & production          750,314       6.5        722,365     3.9
Printing                            237,459       2.1        252,709     1.4
Telecommunications                  235,743       2.1        595,486     3.3
Video production                    215,136       1.9        265,054     1.4
Sanitation                          147,542       1.3        320,635     1.8
Automotive equipment                101,211        .9            -       -
Construction                         71,035        .6         26,819      .1
Copiers                              50,566        .4            -       -
Audio Equipment                      46,335        .4            -       -
Material handling                    15,324        .1            -       -
Transportation                        -           -          498,500     2.7
Environmental                         -           -          168,456      .9
Miscellaneous                         -           -          173,973      .9
                                -----------   -------    -----------  ------

                                $11,498,372     100.0%   $18,321,297   100.0%
                                ===========     ======   ===========   =====

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

                                            Number of Equity Security Holders
Title of Class                                       as of December 31,
--------------                              ---------------------------------
                                             1996                       1995
                                             ----                       ----

Limited partners                             1745                      1,757
General Partner                                 1                          1

Item 6.  Selected Financial and Operating Data

                                                          Years Ended December 31,
                                  -------------------------------------------------------------------
                                      1996         1995         1994          1993           1992
                                      ----         ----         ----          ----           ----

Total revenues                   $  1,170,549  $ 1,059,354  $  2,136,954   $ 3,304,604    $6,189,139
                                 ============  ===========  ============   ===========    ==========

Net income (loss)                $    923,727  $   400,885  $    246,465   $   (49,631)   $(1,752,743)
                                 ============  ===========  ============   ===========    ===========

Net income (loss)
  allocable to
  limited partners               $    914,490  $   396,876  $    244,000   $   (49,135)   $(1,735,216)
                                 ============  ===========  ============   ===========    ===========

Net income (loss)
  allocable to
  the General Partner            $      9,237  $     4,009  $      2,465   $      (496)   $   (17,527)
                                 ============  ===========  ============   ===========    ===========

Weighted average
  limited partnership
  units outstanding                   198,551      199,558       199,900       199,992        200,000
                                 ============  ===========  ============   ===========    ===========

Net income (loss)
  per weighted average
  limited partnership unit       $       4.61  $      1.99  $       1.22   $      (.25)   $     (8.68)
                                 ============  ===========  ============   ===========    ===========

Distributions to
  limited partners               $  1,786,992  $ 1,796,363  $  1,799,100   $ 2,466,667    $ 2,800,000
                                 ============  ===========  ============   ===========    ===========

Distributions to the
  General Partner                $     18,050  $    18,144  $     18,173   $    24,916    $    28,283
                                 ============  ===========  ============   ===========    ===========

                                                               December 31,
                                 --------------------------------------------------------------------
                                     1996          1995         1994          1993            1992
                                     ----          ----         ----          ----            ----

Total assets                     $  6,643,704  $ 9,781,663  $ 18,016,023   $23,323,075    $34,327,532
                                 ============  ===========  ============   ===========    ===========

Partners' equity                 $  4,691,747  $ 5,583,431  $  7,035,309   $ 8,606,117    $11,152,439
                                 ============  ===========  ============   ===========    ===========

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

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1996, 1995 and 1994 were net cash provided by operations of $1,987,290, $391,072 and $2,854,887, respectively, proceeds from sales of equipment of $ 1,289,421, $3,058,969 and $1,665,032, respectively, and borrowings related to a term loan of $1,500,000 in 1994. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

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

     The Partnership's Reinvestment Period expired June 19, 1996, five years after the Final Closing Date. As such the Partnership has discontinued investing in leased equipment. The Partnership has filed a proxy statement with the Securities and Exchange Commission (the "SEC") on June 17, 1996 for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years. On July 26, 1996, the Partnership received comments on its filing. The Partnership will continue to pay monthly cash distributions to limited partners at an annualized rate of 9% until the proxy filing and subsequent vote is finalized. If the Partnership does not receive consents representing a majority of the outstanding Partnership units then the Partnership will begin liquidating its Investments and distributing the proceeds as provided in the Partnership Agreement. As always the Partnership will continue to evaluate the operations to determine the ability of the Partnership to sustain the current distribution rate.

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996


Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                           Page Number
                                                           -----------
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










March 7, 1997
New York, New York

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                          1996          1995
                                                          ----          ----
       Assets

Cash                                                 $  1,059,310   $ 1,777,981
                                                     ------------   -----------

Investment in finance leases
   Minimum rents receivable                             2,652,295     4,186,397
   Estimated unguaranteed residual values               1,228,841     2,557,247
   Initial direct costs                                    -              6,839
   Unearned income                                       (315,242)     (541,052)
   Allowance for doubtful accounts                       (285,600)     (289,456)
                                                     ------------   -----------
                                                        3,280,924     5,919,975
                                                     ------------   -----------

Investment in financings
   Receivables due in installments                      2,027,328     1,149,404
   Initial direct costs                                    -                 73
   Unearned income                                       (305,587)     (174,374)
   Allowance for doubtful accounts                        (23,420)      (23,420)
                                                     ------------   -----------
                                                        1,698,321       951,683
                                                     ------------   -----------

Equity investment in joint venture                        526,881     1,127,930
                                                     ------------   -----------

Other assets                                               78,268         4,094
                                                     ------------   -----------

Total assets                                         $  6,643,704   $ 9,781,663
                                                     ============   ===========

       Liabilities and Partners' Equity

Notes payable - non-recourse                         $    994,354   $ 2,799,149
Accounts payable to General Partner
  and affiliates, net                                     510,716       467,028
Security deposits and deferred credits                    446,887       932,055
                                                     ------------   -----------
                                                        1,951,957     4,198,232
                                                     ------------   -----------
Commitments and contingencies

Partners' equity (deficiency)
   General Partner                                       (125,553)     (116,740)
   Limited partners (198,470 and 198,800 units
   outstanding, $100 per unit original issue price
   in 1996 and 1995, respectively)                      4,817,300     5,700,171
                                                     ------------   -----------
Total partners' equity                                  4,691,747     5,583,431
                                                     ------------   -----------

Total liabilities and partners' equity               $  6,643,704   $ 9,781,663
                                                     ============   ===========








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,

                                                              1996                  1995                 1994
                                                              ----                  ----                 ----
Revenues

   Finance income                                        $      574,073       $     761,181       $    1,337,411
   Net gain on sales or remarketing
     of equipment                                               511,331              95,250              361,407
   Interest income and other                                     69,833              99,214              175,352
   Income from equity investment in joint venture                15,312             103,709                -
   Rental income                                                   -                   -                 262,784
                                                         --------------       -------------       --------------

   Total revenues                                             1,170,549           1,059,354            2,136,954
                                                         --------------       -------------       --------------

Expenses

   Management fees - General Partner                             92,360             128,533              171,135
   Administrative expense reimbursements
     - General Partner                                           93,494             130,482              174,261
   General and administrative                                    37,247             107,419              104,307
   Amortization of initial direct costs                           6,912              38,892              154,879
   Interest                                                      16,809             253,143              920,433
   Depreciation                                                   -                    -                 224,474
   Provision for bad debt                                         -                    -                 141,000
                                                         --------------       -------------       --------------

   Total expenses                                               246,822             658,469            1,890,489
                                                         --------------       -------------       --------------

Net income                                               $      923,727       $     400,885       $      246,465
                                                         ==============       =============       ==============

Net income allocable to:
   Limited partners                                      $      914,490       $     396,876       $      244,000
   General Partner                                                9,237               4,009                2,465
                                                         --------------       -------------       --------------

                                                         $      923,727       $     400,885       $      246,465
                                                         ==============       =============       ==============

Weighted average number of limited
   partnership units outstanding                                198,551             199,558              199,900
                                                         ==============       =============       ==============

Net income per weighted average
   limited partnership unit                              $         4.61       $        1.99       $         1.22
                                                         ==============       =============       ==============







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1996, 1995 and 1994

                                       Limited Partner Distributions

                                          Return of     Investment          Limited          General
                                           Capital        Income            Partners         Partner           Total
                                        (Per weighted average unit)
Balance at December 31, 1993                                            $    8,693,014    $   (86,897)     $    8,606,117


Cash distributions to partners            $    7.78    $    1.22            (1,799,100)       (18,173)         (1,817,273)

Net income                                                                     244,000          2,465             246,465
                                                                        --------------    -----------      --------------

Balance at December 31, 1994                                                 7,137,914       (102,605)          7,035,309

Cash distributions to partners            $    7.01    $    1.99            (1,796,363)       (18,144)         (1,814,507)

Limited partnership units redeemed
   (1,100 units)                                                               (38,256)            -              (38,256)

Net income                                                                     396,876          4,009             400,885
                                                                        --------------    -----------      --------------

Balance at December 31, 1995                                                 5,700,171       (116,740)          5,583,431

Cash distributions to partners            $    4.39    $    4.61            (1,786,992)       (18,050)         (1,805,042)

Limited partnership units redeemed
   (330 units)                                                                 (10,369)            -              (10,369)

Net income                                                                     914,490          9,237             923,727
                                                                        --------------    -----------      --------------

Balance at December 31, 1996                                            $    4,817,300    $  (125,553)     $    4,691,747
                                                                        ==============    ===========      ==============













See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                    1996              1995                1994
                                                                    ----              ----                ----

Cash flows from operating activities:
   Net income                                                  $     923,727     $      400,885      $    246,465
                                                               -------------     --------------      ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Allowance for doubtful accounts                                   -                 34,495           122,835
     Finance income portion of receivables paid
       directly to lenders by lessees                               (121,569)          (370,961)       (1,030,437)
     Amortization of initial direct costs                              6,912             38,893           154,879
     Net gain on sales or remarketing of equipment                  (511,331)           (95,250)         (361,407)
     Interest expense on non-recourse financing
       paid directly by lessees                                         -               171,842           640,106
     Interest expense accrued on non-recourse debt                    13,896             63,818           202,907
     Collection of principal - non-financed receivables            1,564,037          1,016,070           934,239
     Income from equity investment in joint venture                  (15,312)          (103,709)               -
     Distribution from equity investment in joint venture            616,361            475,779                -
     Depreciation                                                       -                 -               224,474
     Rental income - assigned operating lease receivables               -                 -              (172,872)
     Change in operating assets and liabilities:
       Accounts payable to General Partner
         and affiliates, net                                          43,688            102,673          (133,221)
       Security deposits and deferred credits                       (390,339)        (1,372,776)        1,957,034
       Other, net                                                   (142,780)            29,313            69,885
                                                               -------------     --------------      ------------

         Total adjustments                                         1,063,563             (9,813)        2,608,422
                                                               -------------     --------------      ------------

       Net cash provided by operating activities                   1,987,290            391,072         2,854,887
                                                               -------------     --------------      ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                1,289,421          3,058,969         1,665,032
   Investment in joint venture                                         -             (1,500,000)              -
   Equipment and receivables purchased                            (2,179,971)        (2,073,940)       (1,838,851)
                                                               -------------     --------------      ------------

       Net cash used in investing activities                        (890,550)          (514,971)         (173,819)
                                                               -------------     --------------      ------------

Cash flows from financing activities:
   Redemption of limited partnership units                           (10,369)           (38,256)             -
   Cash distributions to partners                                 (1,805,042)        (1,814,507)       (1,817,273)
   Principal payments on term loan                                     -                 -             (1,500,000)
   Proceeds from term loan                                             -                 -              1,500,000
                                                               -------------     --------------      ------------
    Net cash used in financing activities                         (1,815,411)        (1,852,763)       (1,817,273)
                                                               -------------     --------------      ------------

   Net increase (decrease) in cash                                  (718,671)        (1,976,662)          863,795

Cash at beginning of year                                          1,777,981          3,754,643         2,890,848
                                                               -------------     --------------      ------------

Cash at end of year                                            $   1,059,310     $    1,777,981      $  3,754,643
                                                               =============     ==============      ============


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

       During the years ended December 31, 1996, 1995 and 1994, non-cash activities included the following:

                                                              1996           1995           1994
                                                       -----------    -----------    -----------
Principal and interest on finance receivables
     paid directly by lessee .......................   $ 1,173,063    $ 2,922,879    $ 5,829,965
Rental Income - assigned operating lease receivables          --             --          172,872
Principal and interest on non-recourse financing
     paid directly by lessee .......................    (1,173,063)    (2,922,879)    (6,002,837)

Non-recourse notes payable assumed in purchase price          --             --           79,686
Fair value of equipment and receivables purchased
     for debt and payables .........................          --             --          (79,686)

Decrease in notes payable - non-recourse
     due to terminations ...........................      (412,183)    (1,922,142)          --
Decrease in investment in finance leases due to
     terminations ..................................       412,183      2,194,279           --
Decrease in security deposits and deferred
     credits due to terminations ...................          --         (272,137)          --
                                                       -----------    -----------    -----------

                                                       $      --      $      --      $      --
                                                       ===========    ===========    ===========

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of certain debt obligations as of December 31, 1996 approximate that which is recorded in these financial statements. Fair value information with respect to the Company's assets and certain non-recourse notes payable is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

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

     Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the year ended December 31, 1996 and as of and for the period ended December 31, 1995 are summarized below:

                            December 31, 1996              December 31, 1995
                            -----------------              -----------------

Assets                       $    12,490,084                $   24,960,875
                             ===============                ==============

Liabilities                  $     8,557,586                $   16,539,596
                             ===============                ==============

Equity                       $     3,932,498                $    8,421,279
                             ===============                ==============

                               Year Ended                     Period Ended
                            December 31, 1996              December 31, 1995
                            -----------------              -----------------

Net income                   $       114,350                $      774,525
                             ===============                ==============

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.    Receivables Due in Installments

      Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                      Finance
 Year                  Leases              Financings                   Total

 1997             $   1,539,842           $    766,300           $    2,306,142
 1998                   610,837                606,833                1,217,670
 1999                   343,415                366,431                  709,846
 2000                   150,329                245,517                  395,846
 2001                     8,502                 42,247                   50,749
                  -------------           ------------           --------------

                  $   2,652,925           $  2,027,328           $    4,680,253
                  =============           ============           ==============

5.   Investment in Operating Leases

     The investment in operating leases at December 31, 1996, 1995 and 1994 consisted of the following:

                                                           1996                   1995                   1994
                                                           ----                   ----                   ----

Equipment cost, beginning of year                    $       -             $       110,945        $    1,487,361

Equipment sold                                               -                    (110,945)           (1,376,416)
                                                     --------------        ---------------        --------------

Equipment cost, end of year                                   -                      -                   110,945
                                                     --------------        ---------------        --------------

Accumulated depreciation, beginning of year                   -                    (83,753)             (997,240)

Depreciation                                                  -                      -                  (224,474)
Equipment sold                                                -                     83,753             1,137,961
                                                     --------------        ---------------        --------------

Accumulated depreciation, end of year                         -                      -                   (83,753)
                                                     --------------        ---------------        --------------

Initial direct costs, net of accumulated
     amortization, end of year                                -                      -                      -
                                                     --------------        ---------------        --------------

Investment in operating leases, end of year          $        -             $        -             $      27,192
                                                     ==============        ===============        ==============


                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The Allowance for Doubtful Accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                                       Finance                          Operating
                                                        Leases        Financings          Leases            Total

Balance at December 31, 1993                       $   147,205       $    4,660       $     3,681      $   155,546

     Charged to operations                             141,000              -                 -            141,000
     Accounts written-off                              (32,673)         (15,667)              -            (48,340)
     Recovery on accounts previously
       written-off                                      30,175              -                 -             30,175
     Transfer within accounts                          (32,500)          34,427            (1,927)             -
                                                   -----------       ----------       -----------      -----------

Balance at December 31, 1994                           253,207           23,420             1,754          278,381

     Accounts written-off                              (74,003)             -                 -            (74,003)
     Recovery on accounts previously
       written-off                                     108,498              -                 -            108,498
     Transfer within accounts                            1,754              -              (1,754)             -
                                                   -----------       ----------       -----------      ---------

Balance at December 31, 1995                           289,456           23,420               -            312,876

     Accounts written-off                              (12,308)             -                 -            (12,308)
     Recovery on accounts previously
       written-off                                       8,452              -                 -              8,452
                                                   -----------       ----------       -----------      -----------

Balance at December 31, 1996                       $   285,600       $   23,420       $      -         $   309,020
                                                   ===========       ==========       ===========      ===========

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

10.   Commitments and Contingencies

      The Partnership has entered into residual sharing and remarketing agreements with third party agents ("Agent"). Under these agreements, proceeds from the sale or remarketing of equipment is shared between the Partnership and Agent after certain hurdles are met. Residual sharing and remarketing agreements typically cover a group of leases, or "Pools." The Partnership records residual values at amounts equal to or less than the Partnership's share of first tier proceeds. After the first tier has been met, second tier proceeds are retained by the Agent and are used to satisfy related non-recourse residual value notes. Proceeds in excess of the first and second tier proceeds are shared with the Agent as specified in each individual remarketing agreement.

      At December 31, 1996 the Partnership had two active residual sharing and remarketing Pools. The first Pool consists of four leases, of which two have been terminated and two are active. The remaining net investment related to the first Pool totaled $35,235 at December 31, 1996. The second Pool consists of fourteen leases, of which thirteen have been terminated and one is active. The remaining net investment related to the second Pool totaled $46,969 at December 31, 1996.

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

11.   Tax Information (Unaudited)

      The following reconciles the net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31:

                                                                   1996                    1995                1994
                                                                   ----                    ----                ----

Net income per financial statements                           $     923,727       $       400,885      $       246,465

Differences due to:
   Direct finance leases                                            821,604             3,709,662            6,667,933
   Depreciation                                                        -               (5,323,953)          (8,815,695)
   Provision for losses                                               1,856               396,827              127,488
   Gain (loss) on sale of equipment                                  (9,703)              164,684           (2,001,746)
   Other                                                             30,619                 2,122              164,079
                                                              -------------       ---------------      ---------------
Partnership income (loss) for
   federal income tax purposes                                $   1,768,103       $      (649,773)     $    (3,611,476)
                                                              =============       ===============      ===============

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

Beaufort J.B. Clarke     President, Chief Executive Officer and Director

Thomas W. Martin         Executive Vice President and Director

Paul B. Weiss            Executive Vice President

Gary N. Silverhardt      Vice President and Chief Financial Officer

Neil A. Roberts          Director

Tim Spring               Director

     Beaufort J. B. Clarke, age 50, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry. Page 25

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1996

     Thomas W. Martin, age 42, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

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

     Entity                 Capacity           Type of Compensation              1996         1995           1994
     ------                 --------           --------------------              ----         ----           ----

ICON Capital Corp.        General Partner    Administrative expense
                                               reimbursements               $    93,494  $    130,482  $   174,261
ICON Capital Corp.        General Partner    Management fees                     92,360       128,533      171,135
                                                                            -----------  ------------  -----------
                                                                            $   185,854  $    259,015  $   345,396
                                                                            ===========  ============  ===========

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

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                         Amount Beneficially               Percent
   of Class                             Owned                       of Class
   --------                       -------------------               --------
General Partner                Represents initially a 1% and          100%
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

         (iii) Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

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

                                        ICON CASH FLOW PARTNERS, L.P., Series C
                                        File No. 33-36376 (Registrant)
                                        By its General Partner,ICON Capital Corp


Date: March 28, 1997                    Beaufort J.B. Clarke
                                        --------------------
                                        Beaufort J.B. Clarke
                                        President, Chief Executive Officer
                                          and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant


Date: March 28, 1997                    Beaufort J.B. Clarke
                                        --------------------
                                        Beaufort J.B. Clarke
                                        President, Chief Executive Officer
                                          and Director



Date: March 28, 1997                    Thomas W. Martin
                                        ----------------
                                        Thomas W. Martin
                                        Executive Vice President and Director



Date: March 28, 1997                    Gary N. Silverhardt
                                        -------------------
                                        Gary N. Silverhardt
                                        Vice President and
                                          Chief Financial Officer
                                       (Principal Financial and Account Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.