Form 10-Q/A
period 1997-03-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1997-10-31
CIK 866878

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

For the transition period from                       to
                              -----------------------   ------------------------

Commission File Number                       0-27904
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              13-3575099
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


                  600 Mamaroneck Avenue, Harrison, New York     10528-1632
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

                                 Balance Sheets

                                   (unaudited)

                                                              March 31,      December 31,
                                                                1997             1996
       Assets
Cash                                                      $    1,543,108   $    1,059,310
                                                          --------------   --------------

Investment in finance leases
    Minimum rents receivable                                   2,108,858        2,652,925
    Estimated unguaranteed residual values                     1,220,951        1,228,841
 .   Unearned income                                             (252,626)        (315,242)
    Allowance for doubtful accounts                             (285,968)        (285,600)
                                                          --------------   --------------
                                                               2,791,215        3,280,924
Investment in financings
    Receivables due in installments                            1,817,349        2,027,328
    Unearned income                                             (260,839)        (305,587)
    Allowance for doubtful accounts                              (23,420)         (23,420)
                                                          --------------   --------------
                                                               1,533,090        1,698,321

Equity investment in joint venture                               408,938          526,881
                                                          --------------   --------------

Other assets                                                      96,701           78,268
                                                          --------------   --------------

Total assets                                              $    6,373,052   $    6,643,704
                                                          ==============   ==============

       Liabilities and Partners' Equity
Notes payable - non-recourse                              $      789,673   $      994,354
Accounts payable to General Partner and affiliates, net          636,755          510,716
Security deposits, deferred credits and
  accounts payable-other                                         607,097          446,887
                                                          --------------   --------------

                                                               2,033,525        1,951,957
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner                                             (129,075)        (125,553)
    Limited partners (198,470 units outstanding, $100
      per unit original issue price)                           4,468,602        4,817,300
                                                          --------------   --------------

Total partners' equity                                         4,339,527        4,691,747
                                                          --------------   --------------

Total liabilities and partners' equity                    $    6,373,052   $    6,643,704
                                                          ==============   ==============

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

         During the three months ended March 31, 1997 and 1996, non-cash activities included the following:

                                                                                 1997                  1996
                                                                                 ----                  ----

Principal and interest on finance receivables paid
   directly by lessees                                                      $        209,867    $      381,304
Principal and interest on non-recourse financing paid
   directly by lessees                                                              (209,867)         (381,304)

Decrease in investment in finance leases due to terminations                           -               430,132
Decrease in security deposits and deferred credits
   due to terminations                                                                 -              (227,169)

Decrease in notes payable - non-recourse due to terminations                           -              (202,963)
                                                                            ----------------    --------------

                                                                            $          -        $       -
                                                                            ================    ==============

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the three months ended March 31, 1997 is summarized below:

                                                March 31, 1997

     Assets                                      $ 10,572,361
                                                 ============

     Liabilities                                 $  7,520,698
                                                 ============

     Equity                                      $  3,051,663
                                                 ============

                                               Three Months Ended
                                                 March 31, 1997

     Net income                                  $     44,165
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

Liquidity and Capital Resources

       The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were net cash provided by operations of $899,352 and $402,057, respectively, and proceeds from sales of equipment of $35,514 and $328,826, respectively. These funds were used to fund cash distributions, make payments on borrowings and, in 1996, to purchase equipment. The Partnership intends to continue to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

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

                                       ICON CASH FLOW PARTNERS, L.P., Series C
                                       File No. 33-36376 (Registrant)
                                       By its General Partner,
                                       ICON Capital Corp.




May 15, 1997                           Gary N. Silverhardt
------------                           -----------------------------------------
    Date                               Gary N. Silverhardt
                                       Chief Financial Officer
                                      (Principal financial and account officer
                                       of the General Partner of the Registrant)