Form 10-Q/A
period 1997-06-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1997-10-31
CIK 866878

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

For the transition period from                      to
                               ---------------------   -------------------------

Commission File Number                            0-27904
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

                                 Balance Sheets

                                   (unaudited)

                                                                 June 30,      December 31,
                                                                   1997            1996
       Assets

Cash                                                         $   1,535,482    $   1,059,310
                                                             -------------    -------------

Investment in finance leases
    Minimum rents receivable                                     1,665,457        2,652,925
    Estimated unguaranteed residual values                       1,219,934        1,228,841
    Unearned income                                               (199,697)        (315,242)
    Allowance for doubtful accounts                               (197,173)        (285,600)
                                                             -------------    -------------
                                                                 2,488,521        3,280,924

Investment in financings
    Receivables due in installments                              1,607,087        2,027,328
    Unearned income                                               (218,144)        (305,587)
    Allowance for doubtful accounts                               (112,653)         (23,420)
                                                             -------------    -------------
                                                                 1,276,290        1,698,321

Equity investment in joint venture                                 358,024          526,881
                                                             -------------    -------------

Other assets                                                       129,973           78,268
                                                             -------------    -------------

Total assets                                                 $   5,788,290    $   6,643,704
                                                             =============    =============

       Liabilities and Partners' Equity

Notes payable - non-recourse                                 $     579,508    $     994,354
Accounts payable to General Partner and affiliates, net            575,525          510,716
Accounts payable-other                                              37,077             -
Security deposits, deferred credits
  and accounts payable-other                                       634,512          446,887
                                                             -------------    -------------
                                                                 1,826,622        1,951,957

Commitments and Contingencies

Partners' equity (deficiency)
    General Partner                                               (132,809)        (125,553)
    Limited partners (198,270 and 198,470 units outstanding,
      $100 per unit original issue price in 1997 and 1996,
      respectively)                                              4,094,477        4,817,300
                                                             -------------    -------------

Total partners' equity                                           3,961,668        4,691,747
                                                             -------------    -------------

Total liabilities and partners' equity                       $   5,788,290    $   6,643,704
                                                             =============    =============


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                                      For the Three Months                For the Six Months
                                                          Ended June 30,                     Ended June 30,
                                                      1997            1996                1997           1996
                                                      ----            ----                ----           ----
Revenues

   Finance income                                $      89,690  $     151,990       $     197,039  $     298,888
   Interest income and other                            20,495         17,300              40,893         40,005
   Income from equity investment
     in joint venture                                   16,706         14,126              22,620         24,379
   Net gain on sales or remarketing
     of equipment                                        9,409         10,592              23,121        271,565
                                                 -------------  -------------       -------------  -------------

   Total revenues                                      136,300        194,008             283,673        634,837
                                                 -------------  -------------       -------------  -------------

Expenses

   General and administrative                           23,515         19,295              29,453         36,646
   Administrative expense reimbursements
     - General Partner                                  17,891         23,721              36,864         48,271
   Management fees - General Partner                    17,537         23,436              36,263         47,532
   Interest                                               -               -                 4,888          8,552
   Amortization of initial direct costs                   -             1,892                 -            4,727
                                                 -------------  -------------        ------------  -------------

   Total expenses                                       58,943         68,344             107,468        145,728
                                                 -------------  -------------       -------------  -------------

Net income                                       $      77,357  $     125,664       $     176,205  $     489,109
                                                 =============  =============       =============  =============

Net income allocable to:
   Limited partners                              $      76,583  $     124,407       $     174,443  $     484,218
   General Partner                                         774          1,257               1,762          4,891
                                                 -------------  -------------       -------------  -------------

                                                 $      77,357  $     125,664       $     176,205  $     489,109
                                                 =============  =============       =============  =============

Weighted average number of limited
   partnership units outstanding                       198,336        198,622             198,403        198,622
                                                 =============  =============       =============  =============

Net income per weighted average
   limited partnership unit                      $         .39  $         .63       $         .88  $        2.44
                                                 =============  =============       =============  =============


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)

                           Limited Partner Distributions

                               Return of   Investment              Limited          General
                                Capital      Income               Partners          Partner            Total
                           (Per weighted average unit)
Balance at
   December 31, 1993                                                8,693,014          (86,897)        8,606,117

Cash distributions
   to partners                 $    7.78   $     1.22              (1,799,100)         (18,173)       (1,817,273)

Net income                                                            244,000            2,465           246,465
                                                               --------------    -------------   ---------------

Balance at
   December 31, 1994                                                7,137,914         (102,605)        7,035,309

Cash distributions
   to partners                 $    7.01   $     1.99              (1,796,363)         (18,144)       (1,814,507)

Limited partnership
   units redeemed
   (1,100 units)                                                      (38,256)            -              (38,256)

Net income                                                            396,876            4,009           400,885
                                                               --------------    -------------   ---------------

Balance at
   December 31, 1995                                                5,700,171         (116,740)        5,583,431

Cash distribution
   to partners                 $    4.39   $     4.61              (1,786,992)         (18,050)       (1,805,042)

Limited partnership
   units redeemed
   (330 units)                                                        (10,369)            -              (10,369)

Net income                                                            914,490            9,237           923,727
                                                               --------------    -------------   ---------------

Balance at
   December 31, 1996                                                4,817,300         (125,553)        4,691,747

Cash distribution
   to partners                 $    3.62   $      .88                (892,816)          (9,018)         (901,834)

Limited partnership
   units redeemed
   (200 units)                                                         (4,450)            -               (4,450)

Net income                                                            174,443            1,762           176,205
                                                               --------------    -------------   ---------------

Balance at
   June 30, 1997                                               $    4,094,477    $    (132,809)  $     3,961,668
                                                               ==============    =============   ===============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                        1997             1996
                                                                                        ----             ----
Cash flows provided by operating activities:
   Net income                                                                       $     176,205  $     489,109
                                                                                    -------------  -------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Finance income portion of receivables paid
         directly to lenders by lessees                                                   (14,028)       (75,278)
      Amortization of initial direct costs                                                  -              4,727
      Net gain on sales or remarketing of equipment                                       (23,121)      (271,565)
      Interest expense on non-recourse financing paid
         directly by lessees                                                                4,888          5,638
      Collection of principal - non-financed receivables                                  742,881        828,029
      Income from equity investment in joint venture                                      (22,620)       (24,379)
      Distribution from investment in joint venture                                       191,477        302,364
      Changes in operating assets and liabilities:
         Allowance for doubtful accounts                                                     (806)          (206)
         Accounts payable to General Partner and affiliates, net                           64,809         29,570
         Security deposits and deferred credits                                           187,625        (73,776)
         Accounts payable - other                                                          37,077        105,197
         Other, net                                                                       (32,998)       (31,602)
                                                                                    -------------  -------------

          Total adjustments                                                             1,117,526        798,719
                                                                                    -------------  -------------

     Net cash provided by operating activities                                          1,293,731      1,287,828
                                                                                    -------------  -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                        88,725        684,327
   Equipment and receivables purchased                                                        -       (2,179,971)
                                                                                    -------------  -------------


     Net cash provided by (used in) investing activities                                   88,725     (1,495,644)
                                                                                    -------------  -------------

Cash flows from financing activities:
   Cash distributions to partners                                                        (901,834)      (902,906)
   Redemption of limited partnership units                                                 (4,450)       (10,369)
                                                                                    -------------  -------------

     Net cash used in financing activities                                               (906,284)      (913,275)
                                                                                    -------------  -------------

Net increase (decrease) in cash                                                           476,172     (1,121,091)

Cash, beginning of period                                                               1,059,310      1,777,981
                                                                                    -------------  -------------

Cash, end of period                                                                 $   1,535,482  $     656,890
                                                                                    =============  =============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

         During the six months ended June 30, 1997 and 1996, non-cash activities included the following:

                                                      1997          1996
                                                      ----          ----

Principal and interest on finance
   receivables paid directly by lessees        $     419,734  $     643,765
Principal and interest on non-recourse
   financing paid directly by lessees               (419,734)      (643,765)

Decrease in notes payable - non-recourse
   due to terminations                                  -          (234,900)
Increase in security deposits and deferred
   credits due to terminations                          -           234,900
                                               -------------  -------------

                                               $       -      $       -
                                               =============  =============

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the six months ended June 30, 1997 is summarized below:

                                                 June 30, 1997

      Assets                                      $ 8,468,754
                                                  ===========

      Liabilities                                 $ 5,797,325
                                                  ===========

      Equity                                      $ 2,671,429
                                                  ===========

                                                Six Months Ended
                                                 June 30, 1997

      Net income                                  $   168,931
                                                  ===========

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

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 1997 and 1996 were net cash provided by operations of $1,293,731 and $1,287,828, respectively, proceeds from sales of equipment of $88,725 and $684,327, respectively. These funds were used to fund cash distributions and, in 1996, to purchase equipment. The Partnership intends to continue to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

     The Partnership's Reinvestment Period expired June 19, 1996, five years after the Final Closing Date. As such the Partnership has discontinued investing in leased equipment. The Partnership filed a proxy statement with the Securities and Exchange Commission (the "SEC") on June 17, 1996 for the purpose of amending the Partnership Agreement in order to extend the Reinvestment Period for up to four years. On July 26, 1996, the Partnership received comments on its filing. The Partnership expects to re-file the proxy statement with the SEC in the near future. The Partnership will continue to pay monthly cash distributions to limited partners at an annualized rate of 9% until the proxy filing and subsequent vote is finalized. If the Partnership does not receive consents representing a majority of the outstanding Partnership units then the Partnership will begin liquidating its Investments and distributing the proceeds as provided in the Partnership Agreement. The liquidation proceeds distributed to limited partners will be reduced by $571,860 of the $676,860 currently outstanding and estimated future management fees. The payment of these fees will have no impact on earnings, however, as noted above, such payments will have an unfavorable impact on distributions to the limited partners. If the Partnership's cash flow is reinvested in new equipment leases, we assume this would have a favorable impact on overall returns and cash flow to the limited partners. If the Partnership does receive consents representing a majority of the outstanding Partnership units then the Partnership will: (1) reinstate the Reinvestment Period for up to four additional years and thereby delay the beginning and end of the Liquidation Period and (2) eliminate the Partnership's obligation to pay $571,860 of the $676,860 currently outstanding and estimated future Management Fees for the period September 1, 1993 and ending with June 20, 2001.

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

                                    ICON CASH FLOW PARTNERS, L.P., Series C
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




August 13, 1997                     Gary N. Silverhardt
---------------                     --------------------------------------------
      Date                          Gary N. Silverhardt
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)