Form 10-Q
period 1997-09-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1997-11-14
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                          September 30, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number                       0-27904
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


                                  (914)698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                                 Balance Sheets

                                   (unaudited)

                                                                September 30,   December 31,
                                                                     1997           1996
       Assets

Cash .........................................................   $ 1,855,373    $ 1,059,310
                                                                 -----------    -----------

Investment in finance leases
    Minimum rents receivable .................................     1,324,771      2,652,925
    Estimated unguaranteed residual values ...................     1,218,745      1,228,841
    Unearned income ..........................................      (157,580)      (315,242)
    Allowance for doubtful accounts ..........................      (183,350)      (285,600)
                                                                 -----------    -----------
                                                                   2,202,586      3,280,924

Investment in financings
    Receivables due in installments ..........................     1,393,158      2,027,328
    Unearned income ..........................................      (180,110)      (305,587)
    Allowance for doubtful accounts ..........................       (89,827)       (23,420)
                                                                 -----------    -----------
                                                                   1,123,221      1,698,321

Equity investment in joint venture ...........................       313,150        526,881
                                                                 -----------    -----------

Other assets .................................................        95,756         78,268
                                                                 -----------    -----------

Total assets .................................................   $ 5,590,086    $ 6,643,704
                                                                 ===========    ===========

       Liabilities and Partners' Equity

Notes payable - non-recourse .................................   $   579,508    $   994,354
Accounts payable to General Partner and affiliates, net ......       630,400        510,716
Security deposits, deferred credits and accounts payable-other       799,537        446,887
                                                                 -----------    -----------
                                                                   2,009,445      1,951,957
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ..........................................      (136,619)      (125,553)
    Limited partners (198,270 and 198,470 units outstanding,
      $100 per unit original issue price in 1997 and 1996,
      respectively) ..........................................     3,717,260      4,817,300
                                                                 -----------    -----------

Total partners' equity .......................................     3,580,641      4,691,747
                                                                 -----------    -----------

Total liabilities and partners' equity .......................   $ 5,590,086    $ 6,643,704
                                                                 ===========    ===========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                            For the Three Months     For the Nine Months
                                             Ended September 30,     Ended September 30,
                                              1997         1996       1997        1996
                                              ----         ----       ----        ----
Revenues

   Finance income ......................   $  75,350    $ 147,117   $ 272,389   $ 446,005
   Interest income and other ...........      32,141       12,996      73,034      53,001
   Net gain on sales or remarketing
     of equipment ......................      11,049      174,261      34,170     445,826
   Income (loss) from equity investment
     in joint venture ..................      (4,267)       7,425      18,353      31,804
                                           ---------    ---------   ---------   ---------

   Total revenues ......................     114,273      341,799     397,946     976,636
                                           ---------    ---------   ---------   ---------

Expenses

   General and administrative ..........      21,638       11,677      55,979      54,922
   Administrative expense reimbursements
     - General Partner .................      11,708       23,464      48,572      71,735
   Management fees - General Partner ...      11,342       23,292      47,605      70,824
   Interest ............................        --           --          --         1,953
   Amortization of initial direct costs         --          1,405        --         6,132
                                           ---------    ---------   ---------   ---------

   Total expenses ......................      44,688       59,838     152,156     205,566
                                           ---------    ---------   ---------   ---------

Net income .............................   $  69,585    $ 281,961   $ 245,790   $ 771,070
                                           =========    =========   =========   =========

Net income allocable to:
   Limited partners ....................   $  68,889    $ 279,141   $ 243,332   $ 763,359
   General Partner .....................         696        2,820       2,458       7,711
                                           ---------    ---------   ---------   ---------

                                           $  69,585    $ 281,961   $ 245,790   $ 771,070
                                           =========    =========   =========   =========

Weighted average number of limited
   partnership units outstanding .......     198,358      198,622     198,358     198,622
                                           =========    =========   =========   =========

Net income per weighted average
   limited partnership unit ............   $     .35    $    1.41   $    1.23   $    3.84
                                           =========    =========   =========   =========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1997 and the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)

                          Limited Partner Distributions

                              Return of  Investment          Limited        General
                               Capital     Income            Partners       Partner       Total
                           (Per weighted average unit)
Balance at
   December 31, 1993                                       $ 8,693,014    $ (86,897)  $ 8,606,117

Cash distributions
   to partners                 $ 7.78    $ 1.22             (1,799,100)     (18,173)   (1,817,273)

Net income                                                     244,000        2,465       246,465
                                                           -----------    ---------   -----------

Balance at
   December 31, 1994                                         7,137,914     (102,605)    7,035,309

Cash distributions
   to partners                 $ 7.01    $ 1.99             (1,796,363)     (18,144)   (1,814,507)

Limited partnership
   units redeemed
   (1,100 units)                                               (38,256)        -          (38,256)

Net income                                                     396,876        4,009       400,885
                                                           -----------    ---------   -----------

Balance at
   December 31, 1995                                         5,700,171     (116,740)    5,583,431

Cash distribution
   to partners                 $ 4.39    $ 4.61             (1,786,992)     (18,050)   (1,805,042)

Limited partnership
   units redeemed
   (330 units)                                                 (10,369)        -          (10,369)

Net income                                                     914,490        9,237       923,727
                                                           -----------    ---------   -----------

Balance at
   December 31, 1996                                         4,817,300     (125,553)    4,691,747

Cash distribution
   to partners                 $ 5.52    $ 1.23             (1,338,922)     (13,524)   (1,352,446)

Limited partnership
   units redeemed
   (200 units)                                                  (4,450)        -           (4,450)

Net income                                                     243,332        2,458       245,790
                                                           -----------    ---------   -----------

Balance at
   September 30, 1997                                      $ 3,717,260    $(136,619)  $ 3,580,641
                                                           ===========    =========   ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                        1997          1996
                                                                        ----          ----
Cash flows provided by operating activities:
   Net income ..................................................   $   245,790    $   771,070
                                                                   -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Finance income portion of receivables paid
         directly to lenders by lessees ........................       (14,028)      (102,441)
      Amortization of initial direct costs .....................          --            6,132
      Net gain on sales or remarketing of equipment ............       (34,170)      (445,826)
      Collection of principal - non-financed receivables .......     1,182,147      1,193,788
      Income from equity investment in joint venture ...........       (18,353)       (31,804)
      Distribution from investment in joint venture ............       232,084        603,292
      Changes in operating assets and liabilities:
         Allowance for doubtful accounts .......................        35,843         (4,433)
         Accounts payable to General Partner and affiliates, net       119,684         40,347
         Security deposits and deferred credits ................       352,650        130,162
         Accounts payable - other ..............................        80,455
         Other assets ..........................................       (17,488)         3,355
         Other, net ............................................       (30,943)       (47,879)
                                                                   -----------    -----------

          Total adjustments ....................................     1,807,426      1,508,667
                                                                   -----------    -----------

     Net cash provided by operating activities .................     2,053,216      2,279,737
                                                                   -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ............................        99,743        593,453
   Equipment and receivables purchased .........................          --       (2,179,971)
                                                                   -----------    -----------


     Net cash provided by (used in) investing activities .......        99,743     (1,586,518)
                                                                   -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners ..............................    (1,352,446)    (1,353,973)
   Redemption of limited partnership units .....................        (4,450)       (10,369)
                                                                   -----------    -----------

     Net cash used in financing activities .....................    (1,356,896)    (1,364,342)
                                                                   -----------    -----------

Net increase (decrease) in cash ................................       796,063       (671,123)

Cash, beginning of period ......................................     1,059,310      1,777,981
                                                                   -----------    -----------

Cash, end of period ............................................   $ 1,855,373    $ 1,106,858
                                                                   ===========    ===========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

         During the nine months ended September 30, 1997 and 1996, non-cash activities included the following:

                                                1997         1996
                                                ----         ----

Principal and interest on finance
   receivables paid directly by lessees ..   $ 414,864    $ 908,411
Principal and interest on non-recourse
   financing paid directly by lessees ....    (414,864)    (908,411)

Decrease in notes payable - non-recourse
   due to terminations ...................        --       (618,851)
Increase in security deposits and deferred
   credits due to terminations ...........        --        618,851
                                             ---------    ---------

                                             $    --      $    --
                                             =========    =========

     Interest expense of $0 and $1,953 for the nine months ended September 30, 1997 and 1996 consisted of other interest of $0 and $1,953, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

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

     On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series B and L.P. Six contributed $1,500,000 (13.39% interest), $1,000,000 (8.93% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E (Series E), an affiliate of the Partnership.

     On September 19, 1997, ICON Asset Acquisition LLC sold its entire investment in leases to L.P. Six for $6,819,996. The proceeds from the sale were used to pay off the Series E note ($4,730,328 at September 19, 1997) to Series
E. The remaining proceeds will be distributed to the Partnership, Series B and L.P. Six upon final liquidation of the remaining net assets of ICON Asset Acquisition LLC.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the nine months ended September 30, 1997 is summarized below:

                                               September 30, 1997

               Assets                            $    2,906,511
                                                 ==============

               Liabilities                       $      567,824
                                                 ==============

               Equity                            $    2,338,687
                                                 ==============

                                               Nine Months Ended
                                               September 30, 1997

               Net income                        $      137,067
                                                 ==============

3.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at September 30, 1997 and December 31, 1996 include $786,842 and $426,379, respectively, of proceeds received towards the estimated unguaranteed residual position. These amounts will be applied upon final remarketing of the related equipment.

4.   Related Party Transactions

     During the nine months ended September 30, 1997 and 1996, the Partnership accrued to the General Partner management fees of $47,605 and $70,824, respectively, and paid or accrued administrative expense reimbursements of $48,572 and $71,735, respectively. These fees and reimbursements were charged to operations.

     The payment of management fees have been deferred since September 1, 1993 and as of September 30, 1997, $624,068 in management fees have been accrued but not paid.

     Under the original Partnership Agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $32,803 for the nine months ended September 30, 1997. These foregone management fees are not accruable in future years.

     The Partnership, and two affiliates, Series B and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC.

     There were no acquisition fees paid or accrued by the Partnership for the nine months ended September 30, 1997 and 1996, respectively.

5.   Amendment to Partnership Agreement

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     The Partnership re-filed the proxy on September 16, 1997. If the Partnership does not receive consents representing a majority of the outstanding Partnership units then the Partnership will begin liquidating its Investments and distributing proceeds as provided in the Partnership Agreement. The liquidation proceeds distributed to limited partners will be reduced by $571,860 of the $676,860 currently outstanding and estimated future management fees. The payment of these fees will have no impact on earnings, however, as noted above, such payments will have an unfavorable impact on distributions to the limited partners. If the Partnership's cash flow were to be reinvested in new equipment leases, we assume this would have a favorable impact on overall returns and cash flow to the limited partners.

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                               September 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings and equity investment in joint venture of 61%, 31% and 8% of total investments at September 30, 1997 respectively, and 62%, 29%, and 9% of total investments at September 30, 1996, respectively.

Results of Operations

 Three Months Ended September 30, 1997 and 1996

     Revenues for the three months ended September 30, 1997 were $114,273, representing a decrease of $227,526 or 67% from 1996. The decrease in revenues resulted primarily from a decrease in net gain on sales or remarketing of equipment of $163,212 or 94%. Results were also affected by a decrease in finance income of $71,767 or 49% and a decrease in income from equity investment in joint venture of $11,692 or 157% from 1996. These decreases were partially offset by an increase in interest income and other of $19,145 or 147% from 1996. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The overall decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment. The increase in interest income and other resulted from an increase in the average cash balance and an increase in late charges received from 1996 to 1997.

     Expenses for the three months ended September 30, 1997 were $44,688, representing a decrease of $15,150 or 25% from 1996. The decrease in expenses resulted from a decrease in management fees of $11,950 or 51%, a decrease in administrative expense reimbursements of $11,756 or 50% and a decrease in amortization of initial direct costs of $1,405 from 1996. These decreases were partially offset by an increase in general and administrative expense of $9,961 or 85% from 1996. Management fees, administrative expense reimbursements and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The increase in general and administrative expense is due to an increase in postage, printing and tax expenses.

     Net income for the three months ended September 30, 1997 and 1996 was $69,585 and $281,961, respectively. The net income per weighted average limited partnership unit was $.35 and $1.41 for 1997 and 1996, respectively.

Nine Months Ended September 30, 1997 and 1996

     For the nine months ended September 30, 1996, the Partnership leased or financed equipment with an initial cost of $2,179,970 to 8 lessees or equipment users. The weighted average initial transaction term relating to these transactions was 54 months.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

     Revenues for the nine months ended September 30, 1997 were $397,946, representing a decrease of $578,690 or 59% from 1996. The decrease in revenues resulted primarily from a decrease in net gain on sales or remarketing of equipment of $411,656 or 92%, and a decrease in finance income of $173,616 or 39%, from 1996. Results were also affected by a decrease in income from equity investment in a joint venture of $13,451 or 42% from 1996. These decreases were partially offset by an increase in interest income and other of $20,033 or 38%. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment and the September 19, 1997 sale of the Partnership's investment in the joint venture. The increase in interest income and other resulted from an increase in the average cash balance and an increase in late charges received from 1996 to 1997.

     Expenses  for the nine  months  ended  September  30,  1997 were  $152,156, representing a decrease of $53,410 or 26% from 1996. The decrease in expenses resulted from a decrease in management fees of $23,219 or 33%, a decrease in administrative expenses reimbursement of $23,163 or 32%, a decrease in amortization of initial direct costs of $6,132 and a decrease in interest expenses of $1,953 from 1996. These decreases were partially offset by an increase in general and administrative expense of $1,057 or 2%. Management fees, administrative expense reimbursements and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest expense resulted from a decrease in the average debt outstanding for 1996 to 1997. The increase in general and administrative expense is due to an increase in postage, printing and tax expenses.

     Net income for the nine months ended September 30, 1997 and 1996 was $245,790 and $771,070, respectively. The net income per weighted average limited partnership unit was $1.23 and $3.84 for 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 1997 and 1996 were net cash provided by operations of $2,053,216 and $2,279,737, respectively, and proceeds from sales of equipment of $99,743 and $593,453, respectively. These funds were used to purchase equipment in 1996, and fund cash distributions. The Partnership intends to continue to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the nine months ended September 30, 1997 and 1996, which were paid monthly, totaled $1,338,922 and $1,340,433,
respectively,   of  which  $243,332  and  $763,359  was  investment  income  and
$1,095,590 and $577,074 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00% for 1997 and 1996, of which 1.64% and 5.13% was investment income and 7.36% and 3.87% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1997 and 1996 was $6.75, of which $1.23 and $3.84 was investment income and $5.52 and $2.91 was a return of capital, respectively.

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

     The Partnership re-filed the proxy on September 16, 1997. If the Partnership does not receive consents representing a majority of the outstanding Partnership units then the Partnership will begin liquidating its Investments and distributing proceeds as provided in the Partnership Agreement. The liquidation proceeds distributed to limited partners will be reduced by $571,860 of the $676,860 currently outstanding and estimated future management fees. The payment of these fees will have no impact on earnings, however, as noted above, such payments will have an unfavorable impact on distributions to the limited partners. If the Partnership's cash flow were to be reinvested in new equipment leases, we assume this would have a favorable impact on overall returns and cash flow to the limited partners.

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

     As of September 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

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

                                   ICON CASH FLOW PARTNERS, L.P., Series C
                                   File No. 33-36376 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




November 14, 1997                  /s/ Gary N. Silverhardt
-----------------                   --------------------------------------------
      Date                          Gary N. Silverhardt
                                    Executive Vice President and Chief
                                    Financial Officer
                                   (Principal financial and account officer of
                                    the General Partner of the Registrant)