Form 10-K
period 1997-12-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1998-03-31
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[  X ]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [Fee Required]

For the fiscal year ended                     December 31, 1997
                          ------------------------------------------------------
                                       or

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [Fee Required]

For the transition period from _______________________ to ______________________

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

------------------------------------    ----------------------------------------

------------------------------------    ---------------------------------------





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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                TABLE OF CONTENTS

Item                                                            Page

PART I

1.   Business                                                    3-5

2.   Properties                                                    5

3.   Legal Proceedings                                             5

4.   Submission of Matters to a Vote of Security Holders           5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                       6

6.   Selected Financial and Operating Data                       6-7

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                        8-10

8.   Financial Statements and Supplementary Data               11-27

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                          28

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                           28-29

11.  Executive Compensation                                       30

12.  Security Ownership of Certain Beneficial Owners
     and Management                                               30

13.  Certain Relationships and Related Transactions               30

PART IV

14.  Exhibits, Reports and Amendments                             31

SIGNATURES                                                        32

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed in June 1990 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 3, 1991, with the admission of 15,249.37 limited partnership units. Between January 4, 1991 and June 21, 1991 (the final closing date), 184,750.63 additional units were admitted bringing the final admission to 200,000 units totaling $20,000,000 in capital contributions. Between 1993 and 1996, the Partnership redeemed 1,530 limited partnership units. In 1997 the Partnership redeemed 225 limited partnership units, leaving 198,245 limited partnership units outstanding at December 31, 1997. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's original Reinvestment period expired on June 19, 1996, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and are as follows: (1) extend the Reinvestment Period for a maximum of four and one half additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue during the future Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner will be returned to the Partnership in the form of an additional capital contribution by the General Partner.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has and intends to continue to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, when cash is available, continuing through the Reinvestment Period; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners during the Liquidation Period. In addition to acquiring equipment and entering into leases, the Partnership also
(1) acquires equipment already subject to leases originated by affiliated and non-affiliated lessors and (2) enters into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

Lease and Financing Transactions

     For the year ended December 31, 1996, the Partnership purchased and leased or financed $2,230,768 of equipment with a weighted average initial transaction term of 41 months. At December 31, 1997, the weighted average initial transaction term of the portfolio was 47 months. A summary of the portfolio equipment cost by category held at December 31, 1997 and 1996 is as follows:

                                        December 31, 1997          December 31, 1996
                                   ------------------------     ------------------------

Category                               Cost         Percent         Cost         Percent

Restaurant equipment ...........   $ 1,327,848       21.2%      $ 1,383,351       12.0%
Retail systems .................     1,267,109       20.2         2,837,463       24.7
Computer systems ...............     1,153,663       18.4         1,286,639       11.2
Office furniture & fixtures ....     1,032,816       16.5         1,061,720        9.2
Manufacturing & production .....       601,794        9.6           750,314        6.5
Printing .......................       237,459        3.8           237,459        2.1
Medical ........................       186,032        3.0         3,058,534       26.6
Video production ...............       148,882        2.4           215,136        1.9
Telecommunications .............       122,478        2.0           235,743        2.1
Construction ...................        71,035        1.1            71,035         .6
Automotive equipment ...........        65,560        1.0           101,211         .9
Copiers ........................        50,566         .8            50,566         .4
Sanitation .....................          --         --             147,542        1.3
Audio Equipment ................          --         --              46,335         .4
Material handling ..............          --         --              15,324         .1
                                   -----------      -----       -----------      -----
                                   $ 6,265,242      100.0%      $11,498,372      100.0%
                                   ===========      =====       ===========      =====


                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

     There are no leases which individually represent greater than 10% of the total portfolio equipment cost at December 31, 1997.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder
        Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                           Number of Equity Security Holders
Title of Class                                     as of December 31,
--------------                             ---------------------------------
                                             1997                    1996
                                             ----                    ----

Limited partners                             1745                   1,757
General Partner                                 1                       1

Item 6.  Selected Financial and Operating Data

                                                         Years Ended December 31,
                             -------------------------------------------------------------------------

                                   1997           1996           1995           1994          1993
                                   ----           ----           ----           ----          ----

Total revenues ...........   $     631,332   $  1,170,549   $  1,059,354   $  2,136,954   $ 3,304,604
                             =============   ============   ============   ============   ===========

Net income (loss) ........   $     978,533   $    923,727   $    400,885   $    246,465   $   (49,631)
                             =============   ============   ============   ============   ===========

Net income (loss)
  allocable to
  limited partners .......   $     968,748   $    914,490   $    396,876   $    244,000   $   (49,135)
                             =============   ============   ============   ============   ===========

Net income (loss)
  allocable to
  the General Partner ....   $       9,785   $      9,237   $      4,009   $      2,465   $      (496)
                             =============   ============   ============   ============   ===========

Weighted average
  limited partnership
  units outstanding ......         198,332        198,551        199,558        199,900       199,992
                             =============   ============   ============   ============   ===========

Net income (loss)
  per weighted average
  limited partnership unit   $        4.88   $       4.61   $       1.99   $       1.22   $      (.25)
                             =============   ============   ============   ============   ===========

Distributions to
  limited partners .......   $   1,784,993   $  1,786,992   $  1,796,363   $  1,799,100   $ 2,466,667
                             =============   ============   ============   ============   ===========

Distributions to the
  General Partner ........   $      18,030   $     18,050   $     18,144   $     18,173   $    24,916
                             =============   ============   ============   ============   ===========

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997


                                               December 31,
                   -------------------------------------------------------------------

                        1997          1996         1995          1995          1993
                        ----          ----         ----          ----          ----

Total assets ...   $ 4,316,353   $ 6,643,704   $ 9,781,663   $18,016,023   $23,323,075
                   ===========   ===========   ===========   ===========   ===========

Partners' equity   $ 3,861,494   $ 4,691,747   $ 5,583,431   $ 7,035,309   $ 8,606,117
                   ===========   ===========   ===========   ===========   ===========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings and equity investment in joint venture of 52%, 48% and 0% of total investments at December 31, 1997 respectively, and 61%, 30% and 9% of total investments at December 31, 1996, respectively.

Results of Operations

Years Ended December 31, 1997 and 1996

     Revenues for the year ended December 31, 1997 were $631,332, representing a decrease of $539,217 or 46% from 1996. The decrease in revenues resulted primarily from a decrease in net gain on sales or remarketing of equipment of $335,471 or 66% and a decrease in finance income of $238,875 or 42%. These decreases were partially offset by an increase in interest income and other of $29,101 or 42% from 1996 and an increase in income from equity investment in joint venture of $6,028 or 39%. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The increase in interest income and other resulted from an increase in the average cash balance and an increase in late charges received from 1996 to 1997. The increase in income from equity investment in joint venture resulted from the gain recognized on the sale of the Partnership's investment.

     Expenses for the year ended December 31, 1997 totaled a net credit of $347,201, representing a change of $594,023 from 1996. The change in expenses resulted primarily from a reversal of prior years accrued and unpaid management fees of $471,463. This reversal was attributable to the solicitation of an affirmative vote of the limited partners to amend the Partnership Agreement. The amendment, which was adopted February 18, 1998 is effective from and after June 19, 1996 and specifically eliminates the Partnership's obligation to pay such fees. The decrease in expenses also resulted from a decrease in administrative expense reimbursements of $34,368 or 37%, a decrease in amortization of initial direct costs of $6,912 or 100% and a decrease in interest expense of $11,921 or 71%. These decreases were partially offset by an increase in general and administrative expense of $23,001 or 62% from 1996. Administrative expense reimbursements and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Interest expense decreased due to the decrease in non-recourse notes payable from 1996 to 1997. The increase in general and administrative expense is due to an increase in postage, printing and tax related expenses.

     Net income for the year ended December 31, 1997 and 1996 was $978,533 and $923,727, respectively. The net income per weighted average limited partnership unit was $4.88 and $4.61 for 1997 and 1996, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1997, 1996 and 1995 were net cash provided by operations of $2,038,710, $1,987,290 and $391,072 and proceeds from sales of equipment of $621,621, $1,289,421 and $3,058,969, respectively. These funds were used to purchase equipment in 1996 and 1995, fund cash distributions and make payments on borrowings. The Partnership intends to purchase equipment until the end of the extended Reinvestment Period and continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     The Partnership's notes payable at December 31, 1996 totaled $994,354 and consisted of $414,846 in non-recourse notes which were paid directly to the lenders by the lessees and $579,508 in non-recourse residual value notes, which were payable only to the extent residuals were realized. During 1997 notes payable decreased due to the paydown of the non-recourse notes and the termination of the non-recourse residual value notes.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Cash distributions to the limited partners in 1997, 1996 and 1995, which were paid monthly, totaled $1,784,993, $1,786,992 and $1,796,363, respectively, of which $968,748, $914,490, and $396,876 was investment income and $816,245,
$872,502 and $1,399,487 was a return of capital, respectively. The monthly annualized cash distribution rate for 1997, 1996 and 1995 was 9.00%, of which 4.88%, 4.61% and 1.99% was investment income and 4.12%, 4.39% and 7.01% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1997, 1996 and 1995 was $9.00, of which $4.88, $4.61 and $1.99 was investment income and $4.12, $4.39 and $7.01 was a return of capital, respectively.

     The Partnership's original Reinvestment period expired on June 19, 1996, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. As of February 19, 1998, a majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and are as follows: (1) extend the Reinvestment Period for a maximum of four and one half additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue during the future Liquidation Period. The remaining $105,000 unpaid management fees at December 31, 1997 is to be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

     As of December 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997


Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements


                                                               Page Number

Independent Auditors' Report                                           13

Balance Sheets as of December 31, 1997 and 1996                        14

Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                     15

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1997, 1996 and 1995                     16

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                  17-19

Notes to Financial Statements                                       20-27

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Partners
ICON Cash Flow Partners, L.P., Series C:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series C (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series C as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                    /s/ KPMG Peat Marwick LLP
                                                    ----------------------------
                                                        KPMG Peat Marwick LLP





March __, 1998
New York, New York

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                                     1997           1996
                                                                     ----           ----
       Assets

Cash .........................................................   $ 2,186,149    $ 1,059,310
                                                                 -----------    -----------

Investment in finance leases
    Minimum rents receivable .................................     1,097,491      2,652,925
    Estimated unguaranteed residual values ...................       189,833      1,228,841
    Unearned income ..........................................      (125,351)      (315,242)
    Allowance for doubtful accounts ..........................       (88,499)      (285,600)
                                                                 -----------    -----------
                                                                   1,073,474      3,280,924

Investment in financings
    Receivables due in installments ..........................     1,212,649      2,027,328
    Unearned income ..........................................      (149,103)      (305,587)
    Allowance for doubtful accounts ..........................       (94,437)       (23,420)
                                                                 -----------    -----------
                                                                     969,109      1,698,321

Equity investment in joint venture ...........................          --          526,881
                                                                 -----------    -----------

Other assets .................................................        87,621         78,268
                                                                 -----------    -----------

Total assets .................................................   $ 4,316,353    $ 6,643,704
                                                                 ===========    ===========

       Liabilities and Partners' Equity

Accounts payable to General Partner and affiliates, net ......   $    36,234    $   510,716
Security deposits, deferred credits and accounts payable-other       418,625        446,887
Notes payable - non-recourse .................................          --          994,354
                                                                 -----------    -----------
                                                                     454,859      1,951,957
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ..........................................      (133,798)      (125,553)
    Limited partners (198,245 and 198,470 units outstanding,
      $100 per unit original issue price in 1997 and 1996,
      respectively) ..........................................     3,995,292      4,817,300
                                                                 -----------    -----------

Total partners' equity .......................................     3,861,494      4,691,747
                                                                 -----------    -----------

Total liabilities and partners' equity .......................   $ 4,316,353    $ 6,643,704
                                                                 ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,

                                                        1997          1996         1995
                                                        ----          ----         ----
Revenues

   Finance income ...............................   $  335,198    $  574,073   $  761,181
   Net gain on sales or remarketing
     of equipment ...............................      175,860       511,331       95,250
   Interest income and other ....................       98,934        69,833       99,214
   Income from equity investment in joint venture       21,340        15,312      103,709
                                                    ----------    ----------   ----------

   Total revenues ...............................      631,332     1,170,549    1,059,354
                                                    ----------    ----------   ----------

Expenses

   General and administrative ...................       60,248        37,247      107,419
   Administrative expense reimbursements
     - General Partner ..........................       59,126        93,494      130,482
   Management fees - General Partner ............     (471,463)       92,360      128,533
   Interest .....................................        4,888        16,809      253,143
   Amortization of initial direct costs .........         --           6,912       38,892
                                                    ----------    ----------   ----------

   Total expenses ...............................     (347,201)      246,822      658,469
                                                    ----------    ----------   ----------

Net income ......................................   $  978,533    $  923,727   $  400,885
                                                    ==========    ==========   ==========

Net income allocable to:
   Limited partners .............................   $  968,748    $  914,490   $  396,876
   General Partner ..............................        9,785         9,237        4,009
                                                    ----------    ----------   ----------

                                                    $  978,533    $  923,727   $  400,885
                                                    ==========    ==========   ==========

Weighted average number of limited
   partnership units outstanding ................      198,332       198,551      199,558
                                                    ==========    ==========   ==========

Net income per weighted average
   limited partnership unit .....................   $     4.88    $     4.61   $     1.99
                                                    ==========    ==========   ==========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1997, 1996 and 1995

                     Limited Partner Distributions

                         Return of  Investment       Limited       General
                          Capital     Income        Partners       Partner          Total
                     (Per weighted average unit)
Balance at
   December 31, 1994                              $ 7,137,914     $(102,605)    $ 7,035,309

Cash distributions

   to partners             $7.01     $1.99         (1,796,363)      (18,144)     (1,814,507)

Limited partnership
   units redeemed
   (1,100 units)                                      (38,256)        -             (38,256)

Net income                                            396,876         4,009         400,885
                                                  -----------     ---------     -----------

Balance at
   December 31, 1995                                5,700,171      (116,740)      5,583,431

Cash distributions
   to partners             $4.39     $4.61         (1,786,992)      (18,050)     (1,805,042)

Limited partnership
   units redeemed
   (330 units)                                        (10,369)        -             (10,369)

Net income                                            914,490         9,237         923,727
                                                  -----------     ---------     -----------

Balance at
   December 31, 1996                                4,817,300      (125,553)      4,691,747

Cash distributions
   to partners             $4.12     $4.88         (1,784,993)      (18,030)     (1,803,023)

Limited partnership
   units redeemed
   (225 units)                                         (5,763)        -              (5,763)

Net income                                            968,748         9,785         978,533
                                                  -----------     ---------     -----------

Balance at
   December 31, 1997                              $ 3,995,292     $(133,798)    $ 3,861,494
                                                  ===========     =========     ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                1997           1996           1995
                                                                ----           ----           ----

Cash flows from operating activities:
   Net income ...........................................   $   978,533    $   923,727    $   400,885
                                                            -----------    -----------    -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Allowance for doubtful accounts ....................      (126,084)          --           34,495
     Finance income portion of receivables paid
       directly to lenders by lessees ...................       (14,028)      (121,569)      (370,961)
     Amortization of initial direct costs ...............          --            6,912         38,893
     Net gain on sales or remarketing of equipment ......      (175,860)      (511,331)       (95,250)
     Interest expense on non-recourse financing
       paid directly by lessees .........................         4,888           --          171,842
     Interest expense accrued on non-recourse debt ......          --           13,896         63,818
     Collection of principal - non-financed receivables .     1,486,003      1,564,037      1,016,070
     Income from equity investment in joint venture .....       (21,340)       (15,312)      (103,709)
     Distribution from equity investment in joint venture       237,003        616,361        475,779
   Change in operating assets and liabilities:
       Accounts payable to General Partner
         and affiliates, net ............................      (474,482)        43,688        102,673
       Security deposits and deferred credits ...........       (28,262)      (390,339)    (1,372,776)
   Other, net ...........................................       172,339       (142,780)        29,313
                                                            -----------    -----------    -----------

         Total adjustments ..............................     1,060,177      1,063,563         (9,813)
                                                            -----------    -----------    -----------

       Net cash provided by operating activities ........     2,038,710      1,987,290        391,072
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................       621,621      1,289,421      3,058,969
   Investment in joint venture ..........................          --             --       (1,500,000)
   Equipment and receivables purchased ..................          --       (2,179,971)    (2,073,940)
   Proceeds from sale of investment in
     joint venture ......................................       275,294           --             --
                                                            -----------    -----------    -----------

       Net cash provided by (used in)
         investing activities ...........................       896,915       (890,550)      (514,971)
                                                            -----------    -----------    -----------

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                  1997           1996           1995
                                                  ----           ----           ----

Cash flows from financing activities:
   Redemption of limited partnership units        (5,763)       (10,369)       (38,256)
   Cash distributions to partners ........    (1,803,023)    (1,805,042)    (1,814,507)
                                             -----------    -----------    -----------

Net cash used in financing activities ....    (1,808,786)    (1,815,411)    (1,852,763)
                                             -----------    -----------    -----------

   Net increase (decrease) in cash .......     1,126,839       (718,671)    (1,976,662)

Cash, beginning of year ..................     1,059,310      1,777,981      3,754,643
                                             -----------    -----------    -----------

Cash, end of year ........................   $ 2,186,149    $ 1,059,310    $ 1,777,981
                                             ===========    ===========    ===========



























See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

       Interest expense of $4,888, $16,809 and $253,143 for the years ended December 31, 1997, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $4,888, $0 and $235,660, respectively, and other interest paid or accrued of $0, $16,809 and $17,483, respectively.

       During the years ended December 31, 1997, 1996 and 1995, non-cash activities included the following:

                                                        1997           1996          1995
                                                        ----           ----          ----

Principal and interest on finance receivables
     paid directly by lessee ...................   $  (419,734)    $1,173,063    $ 2,922,879
Principal and interest on non-recourse financing
     paid directly by lessee ...................       419,734     (1,173,063)    (2,922,879)

Decrease in notes payable - non-recourse
     due to terminations .......................      (579,508)      (412,183)    (1,922,142)
Decrease in investment in finance leases due to
     terminations ..............................       579,508        412,183      2,194,279
Decrease in security deposits and deferred
     credits due to terminations ...............          --             --         (272,137)
                                                   -----------    -----------    -----------

                                                   $      --      $      --      $      --
                                                   ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1997

1.   Organization

     ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed on June 22, 1990 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on January 3, 1991 and by its final closing in 1991, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. Between 1993 and 1996, the Partnership redeemed 1,530 limited partnership units. In 1997 the Partnership redeemed 225 limited partnership units, leaving 198,245 limited partnership units outstanding at December 31, 1997.

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

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.   Amendment to Partnership Agreement

     The Partnership's original Reinvestment period expired on June 19, 1996, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. As of February 19, 1998, a majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and are as follows: (1) extend the Reinvestment Period for a maximum of four and one half additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue during the future Liquidation Period. The remaining $105,000 unpaid management fees at December 31, 1997 is to be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

3.   Significant Accounting Policies

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Investment in Joint Venture - The Partnership accounted for its investment in joint venture under the equity method of accounting. The Partnership's original investment was recorded at cost and was adjusted by its share of earnings, losses and distributions thereafter. The Partnership liquidated its investment in the joint venture in September 1997 and received $275,294 in proceeds from the sale of its investment.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 100 limited partnership units during 1993, 1,100 limited partnership units during 1995, 330 limited partnership units during 1996 and 225 during 1997. The redemption amounts were calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when such analysis indicates that the probability of collection of the account is remote.

     Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective beginning in 1996.

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership. Accounting Developments

     New Accounting Pronouncements - In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing. SFAS No. 125 is effective for all transfers occurring after December 31, 1997. The adoption of SFAS No. 125 did not have a material impact on the Partnership's net income, partners' equity or total assets.

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

     On September 19, 1997 L.P. Six purchased, from the Partnership and Series B, their investment in ICON Asset Acquisition LLC. The Partnership and Series B's investments were purchased at book value, which approximated market value at that time. ICON Asset Acquisition LLC became a 100% owned subsidiary of the L.P Six. ICON Asset Acquisition LLC paid its obligation ($4,730,328) to Series E on September 19, 1997. L.P Six transferred all of ICON Asset Acquisition LLC's assets to its own account and dissolved ICON Asset Acquisition LLC in the fourth quarter 1997.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

5.    Receivables Due in Installments

      Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                      Finance
       Year           Leases           Financings           Total

       1998         $  608,103         $  571,337         $1,179,440
       1999            335,678            355,804            691,482
       2000            146,489            243,261            389,750
       2001              7,221             42,247             49,468
                    ----------         ----------         ----------

                    $1,097,491         $1,212,649         $2,310,140
                    ==========         ==========         ==========

6.   Allowance for Doubtful Accounts

     The Allowance for doubtful accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                        Finance                  Operating
                                         Leases     Financings     Leases       Total

Balance at December 31, 1994 .......   $ 253,207    $  23,420    $   1,754    $ 278,381

     Accounts written-off ..........     (74,003)        --           --        (74,003)
     Recovery on accounts previously
       written-off .................     108,498         --           --        108,498
     Transfer within accounts ......       1,754         --         (1,754)        --
                                       ---------    ---------    ---------    ---------

Balance at December 31, 1995 .......     289,456       23,420         --        312,876

     Accounts written-off ..........     (12,308)        --           --        (12,308)
     Recovery on accounts previously
       written-off .................       8,452         --           --          8,452
                                       ---------    ---------    ---------    ---------

Balance at December 31, 1996 .......     285,600       23,420         --        309,020

     Accounts written-off ..........    (114,805)     (22,816)        --       (137,621)
     Recovery on accounts previously
       written-off .................       6,927        4,610         --         11,537
     Transfer within accounts ......     (89,223)      89,223         --           --
                                       ---------    ---------    ---------    ---------

Balance at December 31, 1997 .......   $  88,499    $  94,437    $    --      $ 182,936
                                       =========    =========    =========    =========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.   Notes Payable

     The Partnership had notes payable of $994,354 at December 31, 1996 as a result of borrowings secured by equipment, which were repaid in 1997. Included in these notes were notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions as they relate to residual sharing agreements.

8.   Related Party Transactions

     For the year ended December 31, 1997, as a result of the approval of the amendments as discussed in Note 2, the Partnership reversed accrued and unpaid management fees in the amount of $529,125. During the years ended December 31, 1996 and 1995, the Partnership accrued to the General Partner management fees of $92,360 and $128,533. During the years ended December 31, 1997, 1996 and 1995 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $59,126, $93,494 and $130,482, respectively. These fees and reimbursements were charged to operations.

     In 1995, the Partnership and two affiliates, Series B and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC. In September 1997 ICON Asset Acquisition LLC sold its entire investment in leases to L.P. Six. The proceeds from the sale were used to pay off its obligation to Series E and purchase, from the Partnership and Series B, their investment in ICON Asset Acquisition LLC. The Partnership and Series B's investment was purchased at book value, which approximated market value at that time. L.P. Six transferred all of ICON Asset Acquisition LLC's assets to its own accounts and dissolved ICON Asset Acquisition LLC.

     There were no acquisition fees paid or accrued by the Partnership to the General Partner for the years ended December 31, 1997, 1996 and 1995, respectively.

9.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at December 31, 1997 and 1996 include $284,012 and $426,379, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

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

      At December 31, 1997 there were no active residual sharing and remarketing Pools.

     For the years ended December 31, 1997 and 1996, the Partnership paid $0 and $21,319, respectively, to third parties as their share under the agreements.

11.   Tax Information (Unaudited)

      The following reconciles the net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31:

                                                1997            1996           1995
                                                ----            ----           ----

Net income per financial statements         $    978,533    $  923,727    $   400,885

Differences due to:
   Direct finance leases                         923,405       821,604      3,709,662
   Depreciation                                 (809,958)       -          (5,323,953)
   Provision for losses                         (124,312)        1,856        396,827
   Gain (loss) on sale of equipment              (57,845)       (9,703)       164,684
   Management fee reversal                      (529,125)       -               -
   Other                                        (106,322)       30,619          2,122
                                               ---------    ----------    -----------
Partnership income (loss) for
   federal income tax purposes                 $ 274,376   $1,768,103    $  (649,773)
                                               =========    ==========    ===========

     As of December 31, 1997, the partners' capital accounts included in the financial statements totaled $3,861,494 compared to the partners' capital accounts for federal income tax purposes of $8,529,376 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

     The officers and directors of the General Partner are as follows:

   Beaufort J.B. Clarke       President, Chief Executive Officer and Director

   Thomas W. Martin           Executive Vice President and Director

   Paul B. Weiss              Executive Vice President

   Gary N. Silverhardt        Senior Vice President and Chief Financial Officer

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Beaufort J. B. Clarke, age 51, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Thomas W. Martin, age 43, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 13 years of senior management experience in the leasing business, particularly in the area of syndication.

     Paul B. Weiss, age 37, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 37, is Senior Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1997, 1996 and 1995. See
Note 8 to the Financial Statements for a discussion of the credit amount in management fee expense in 1997.

     Entity             Capacity           Type of Compensation        1997      1996      1995
     ------             --------           --------------------        ----      ----      ----
ICON Capital Corp.    General Partner    Administrative expense

                                           reimbursements           $  59,126  $ 93,494  $130,482
ICON Capital Corp.    General Partner    Management fees             (471,463)   92,360   128,533
                                                                    ---------  --------  --------
                                                                    $(412,337) $185,854  $259,015
                                                                    =========- ========  ========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 20, 1998, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

   Title of Class        Amount Beneficially Owned         Percent of Class
   ------------------------------------------------------------------------
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

                                December 31, 1997

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the year ended December 31, 1997.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

                                 ICON CASH FLOW PARTNERS, L.P., Series C
                                 File No. 33-36376 (Registrant)
                                 By its General Partner, ICON Capital Corp.

Date: March 31, 1998             /s/ Beaufort J.B. Clarke
                                 ------------------------
                                 Beaufort J.B. Clarke
                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant


Date: March 31, 1998           /s/ Beaufort J.B. Clarke
                               ------------------------
                               Beaufort J.B. Clarke
                               President, Chief Executive Officer and Director



Date: March 31, 1998           /s/ Thomas W. Martin
                               --------------------
                               Thomas W. Martin
                               Executive Vice President and Director



Date: March 31, 1998           /s/ Gary N. Silverhardt
                               -----------------------
                               Gary N. Silverhardt
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Account Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.