Form 10-Q
period 1998-03-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1998-05-12
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          March 31, 1998
                     -----------------------------------------------------------

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

                                                         [ x ] Yes     [   ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                   (unaudited)

                                                                  March 31,     December 31,
                                                                    1998           1997
Assets

Cash .........................................................   $ 2,211,846    $ 2,186,149
                                                                 -----------    -----------

Investment in finance leases
   Minimum rents receivable ..................................       932,252      1,097,491
   Estimated unguaranteed residual values ....................       187,062        189,833
   Unearned income ...........................................       (98,494)      (125,351)
   Allowance for doubtful accounts ...........................       (88,758)       (88,499)
                                                                 -----------    -----------
                                                                     932,062      1,073,474

Investment in financings
   Receivables due in installments ...........................     1,051,983      1,212,649
   Unearned income ...........................................      (121,937)      (149,103)
   Allowance for doubtful accounts ...........................       (94,437)       (94,437)
                                                                 -----------    -----------
                                                                     835,609        969,109

Note receivable - affiliate ..................................       151,238           --
                                                                 -----------    -----------

Other assets .................................................          --           87,621
                                                                 -----------    -----------

Total assets .................................................   $ 4,130,755    $ 4,316,353
                                                                 ===========    ===========

       Liabilities and Partners' Equity

Accounts payable to General Partner and affiliates, net ......   $    44,236    $    36,234
Security deposits, deferred credits and accounts payable-other       511,889        418,625
                                                                 -----------    -----------
                                                                     556,125        454,859
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...........................................      (136,666)      (133,798)
   Limited partners (198,187 and 198,245 units outstanding,
     $100 per unit original issue price in 1998 and 1997,
     respectively) ...........................................     3,711,296      3,995,292
                                                                 -----------    -----------

Total partners' equity .......................................     3,574,630      3,861,494
                                                                 -----------    -----------

Total liabilities and partners' equity .......................   $ 4,130,755    $ 4,316,353
                                                                 ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                           1998           1997
                                                           ----           ----
Revenues

   Net gain on sales or remarketing
     of equipment ................................       $ 79,155       $ 13,712
   Interest income and other .....................         54,907         20,398
   Finance income ................................         53,989        107,349
   Income from equity investment
     in joint venture ............................           --
                                                                           5,914

   Total revenues ................................        188,051        147,373
                                                         --------       --------

Expenses

   General and administrative ....................         15,868          5,640
   Administrative expense reimbursements
     - General Partner ...........................          8,622         18,973
   Management fees - General Partner .............           --           18,726
   Interest ......................................           --            5,186
                                                         --------       --------

   Total expenses ................................         24,490         48,525
                                                         --------       --------

Net income .......................................       $163,561       $ 98,848
                                                         ========       ========

Net income allocable to:
   Limited partners ..............................       $161,925       $ 97,860
   General Partner ...............................          1,636            988
                                                         --------       --------

                                                         $163,561       $ 98,848
                                                         ========       ========

Weighted average number of limited
   partnership units outstanding .................        198,187        198,470
                                                         ========       ========

Net income per weighted average limited
   partnership unit ..............................       $    .82       $    .49
                                                         ========       ========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                   Limited Partner Distributions

                      Return of   Investment        Limited        General
                       Capital      Income         Partners        Partner         Total
                   (Per weighted average unit)

Balance at
  December 31, 1994                             $  7,137,914    $  (102,605)    $ 7,035,309

Cash distributions
  to partners         $  7.01       $ 1.99        (1,796,363)       (18,144)     (1,814,507)

Limited partnership
  units redeemed
  (1,100 units)                                      (38,256)            -          (38,256)

Net income                                           396,876          4,009         400,885
                                                ------------    -----------     -----------

Balance at
  December 31, 1995                                5,700,171       (116,740)      5,583,431

Cash distributions
  to partners         $  4.39       $ 4.61        (1,786,992)       (18,050)     (1,805,042)

Limited partnership
  units redeemed
  (330 units)                                        (10,369)            -          (10,369)

Net income                                           914,490          9,237         923,727
                                                ------------    -----------     -----------

Balance at
  December 31, 1996                                4,817,300       (125,553)      4,691,747

Cash distributions
  to partners         $  4.12       $ 4.88        (1,784,993)       (18,030)     (1,803,023)

Limited partnership
  units redeemed
  (225 units)                                         (5,763)            -           (5,763)



                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (continued)

                  For the Three Months Ended March 31, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                   Limited Partner Distributions

                      Return of   Investment        Limited        General
                       Capital      Income         Partners        Partner         Total
                   (Per weighted average unit)

Net income                                           968,748          9,785         978,533
                                                ------------    -----------     -----------
Balance at
  December 31, 1997                                3,995,292       (133,798)      3,861,494

Cash distributions
  to partners         $  1.43       $  .82          (445,921)        (4,504)       (450,425)

Net income                                           161,925          1,636         163,561
                                                ------------    -----------     -----------

Balance at March 31, 1998                       $  3,711,296    $  (136,666)    $ 3,574,630
                                                ============    ===========     ===========























See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)


                                                                         1998           1997
Cash flows from operating activities:
  Net income .....................................................   $   163,561    $    98,848
                                                                     -----------    -----------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Collection of principal - non-financed receivables ............       271,699        447,276
   Net gain on sales or remarketing of equipment .................       (79,155)       (13,712)
   Interest income accrued on note receivable - affiliate ........        (1,238)          --
   Allowance for doubtful accounts ...............................           259           --
   Distribution from equity investment in joint venture ..........          --          123,857
   Finance income portion of receivables paid
    directly to lenders by lessees ...............................          --           (9,774)
   Income from equity investment in joint venture ................          --           (5,914)
   Interest expense on non-recourse financing
     paid directly by lessees ....................................          --            5,186
   Changes in operating assets and liabilities:
    Security deposits, deferred credits and accounts payable-other        93,264        160,210
    Accounts payable to General Partner and affiliates, net ......         8,002        126,039
    Other, net ...................................................        76,751        (32,664)
                                                                     -----------    -----------

         Total adjustments .......................................       369,582        800,504
                                                                     -----------    -----------

    Net cash provided by operating activities ....................       533,143        899,352
                                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment ...............................        92,979         35,514
                                                                     -----------    -----------

    Net cash provided by investing activities ....................        92,979         35,514
                                                                     -----------    -----------

Cash flows from financing activities:
  Cash distributions to partners .................................      (450,425)      (451,068)
  Loan to affiliate ..............................................      (150,000)          --
                                                                     -----------    -----------

    Net cash used in financing activities ........................      (600,425)      (451,068)

Net increase in cash .............................................        25,697        483,798

Cash at beginning of period ......................................     2,186,149      1,059,310
                                                                     -----------    -----------

Cash at end of period ............................................   $ 2,211,846    $ 1,543,108
                                                                     ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

        During the three months ended March 31, 1998 and 1997, non-cash activities included the following:


                                                                 1998            1997
                                                                 ----            ----

Principal and interest on finance receivables paid
  directly by lessees                                          $   -          $  209,867
Principal and interest on non-recourse financing paid
  directly by lessees                                              -            (209,867)
                                                               ---------      ----------

                                                               $   -          $   -
                                                               =========      ==========

  Interest expense of $5,186 for the three months ended March 31, 1997 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

                                   (unaudited)

1.   Basis of Presentation

     The financial statements of ICON Cash Flow Partners, L.P., Series C (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.  Amendment to Partnership Agreement

    The Partnership's original Reinvestment period expired on June 19, 1996, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and were as follows: (1) extended the Reinvestment Period for a maximum of four and one half additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminated the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue during the future Liquidation Period. The remaining $105,000 unpaid management fees at December 31, 1997 will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

3.    Related Party Transactions

      During the three months ended March 31, 1998 and 1997, the Partnership accrued to the General Partner management fees of $0 and $18,726, respectively. An amendment to the original partnership was approved by the limited partners and became effective in June 1996. This amendment eliminated all subsequent accruals of management fees for the remainder of the Liquidation Period. (See
Note 2 for further discussion of management fees.) The Partnership paid or accrued administrative expense reimbursements of $8,622 and $18,973 during the three months ended March 31, 1998 and 1997, respectively. These fees and reimbursements were charged to operations.

      In March 1998, the Partnership loaned ICON Cash Flow Partners, L.P., Series B, an affiliate, $150,000. The loan is short-term and bears interest at the rate of 11%.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Under the Original Partnership Agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management and as of June 19, 1996, all subsequent management fees were eliminated completely per an amendment to the Partnership Agreement. (See Note 2 for further discussion on this amendment.)

     For the three months ended March 31, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

4.    Security Deposits and Deferred Credits

      Security deposits and deferred credits at March 31, 1998 and December 31, 1997 include $100,000 and $284,012, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 March 31, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings and equity investment in joint venture representing 52%, 48% and 0% of total investments at March 31, 1998, respectively, and 61%, 31% and 8% of total investments at March 31, 1997, respectively.

      The Partnership did not lease or finance any equipment for the three months ended March 31, 1998.

Results of Operations for the Three Months Ended March 31, 1998 and 1997

      Revenues for the three months ended March 31, 1998 were $188,051, representing an increase of $40,678 or 28% from 1997. The increase in revenues resulted primarily from an increase in net gain on sales or remarketing of equipment of $65,443 or 477% and an increase in interest expense and other of $34,509 or 169% from 1997. The increase was partially offset by a decrease in finance income of $53,360 or 50% and a decrease in income from equity investment in joint venture of $5,914 or 100%. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1997 to 1998 and the Partnership receiving its pro rata share of a recovery relating to its prior investment in a joint venture. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 divestiture of its investment in a joint venture.

      Expenses for the three months ended March 31, 1998 were $24,490, representing a decrease of $24,035 or 50% from 1997. The decrease in expenses resulted from the decrease in management fees of $18,726 or 100%, a decrease in administrative expense reimbursements of $10,351 or 55% and a decrease in interest expense of $5,914 or 100%. The decrease was partially offset by an increase in general and administrative expenses of $10,228. The decrease in management fees resulted from the elimination of the Partnership's obligation to pay such fees as a result of an amendment to the Partnership Agreement. The decrease in administrative expense reimbursements resulted from the decrease in the average size of the portfolio from 1997 to 1998. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. General and administrative expenses increased due to an increase in legal expense and other professional services expenses.

      Net income for the three months ended March 31, 1998 and 1997 was $163,561
and  $98,848,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.82 and $.48 for 1998 and 1997, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1998 and 1997 were net cash provided by operations of $533,143 and $899,352, respectively, and proceeds from sales of equipment of $92,979 and $35,514, respectively. These funds were used to fund cash distributions, lend to an affiliate and make payments on borrowings.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

      Cash distributions to limited partners for the three months ended March 31, 1998 and 1997, which were paid monthly, totaled $445,921 and $446,558, respectively, of which $161,925 and $97,860 was investment income and $97,223 and $348,698 was a return of capital, respectively. The monthly cash distribution rate was 9.00%, of which 3.27% and 1.97% was investment income and 5.73% and 7.03% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1998 and 1997 was $2.25, of which $.82 and $.49 was investment income and $1.43 and $1.76 was a return of capital, respectively.

      The Partnership's original Reinvestment period expired on June 19, 1996, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and were as follows: (1) extended the Reinvestment Period for a maximum of four and one half additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminated the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue during the future Liquidation Period. The remaining $105,000 unpaid management fees at December 31, 1997 will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

      In March 1998, the Partnership loaned ICON Cash Flow Partners, L.P., Series B, an affiliate, $150,000. The loan is short-term and bears interest at the rate of 11%.

      As of March 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

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

                                      ICON CASH FLOW PARTNERS, L.P., Series C
                                      File No. 33-36376 (Registrant)
                                      By its General Partner,
                                      ICON Capital Corp.




May 14, 1998                          /s/ Gary N. Silverhardt
------------                          ------------------------------------------
    Date                              Gary N. Silverhardt
                                      Chief Financial Officer
                                      (Principal financial and account officer
                                      of the General Partner of the Registrant)