Form 10-Q
period 1998-06-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1998-08-14
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           June 30, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                           0-27904
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

                                 Balance Sheets

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1998          1997
Assets

Cash                                                             $ 2,271,535    $2,186,149
                                                                 -----------    ----------

Investment in finance leases
   Minimum rents receivable                                          773,065     1,097,491
   Estimated unguaranteed residual values                            181,874       189,833
   Unearned income                                                   (75,589)     (125,351)
   Allowance for doubtful accounts                                   (88,930)      (88,499)
                                                                 -----------    ----------
                                                                     790,420     1,073,474

Investment in financings
   Receivables due in installments                                   892,934     1,212,649
   Unearned income                                                   (97,503)     (149,103)
   Allowance for doubtful accounts                                   (94,437)      (94,437)
                                                                 -----------    ----------
                                                                     700,994       969,109

Other assets                                                              -         87,621
                                                                 -----------    ----------

Total assets                                                     $ 3,762,949    $4,316,353
                                                                 ===========    ==========

Liabilities and Partners' Equity

Accounts payable to General Partner and affiliates, net          $    80,425    $   36,234
Security deposits, deferred credits and accounts payable-other       502,381       418,625
                                                                 -----------    ----------
                                                                     582,806       454,859
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (140,598)     (133,798)
   Limited partners (198,245 and 198,470 units outstanding,
     $100 per unit original issue price in 1998 and 1997,
     respectively)                                                 3,320,741     3,995,292
                                                                 -----------    ----------

Total partners' equity                                             3,180,143     3,861,494
                                                                 -----------    ----------

Total liabilities and partners' equity                           $ 3,762,949    $4,316,353
                                                                 ===========    ==========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                          For the Three Months          For the Six Months
                                             Ended June 30,               Ended June 30,
                                           1998         1997            1998          1997
                                           ----         ----            ----          ----
Revenues

   Finance income                       $    46,398  $   89,690      $   100,387 $   197,039
   Interest income and other                 32,396      20,495           87,303      40,893
   Net gain on sales or remarketing
     of equipment                             7,715       9,409           86,870      23,121
   Income from equity investment
     in joint venture                          -         16,706            -          22,620
                                        -----------  ----------      ----------- -----------


   Total revenues                            86,509     136,300          274,560     283,673
                                        -----------  ----------      ----------- -----------

Expenses

   General and administrative                21,100      23,515           36,968      29,453
   Administrative expense reimbursements
     - General Partner                        8,172      17,891           16,794      36,864
   Management fees - General Partner            -        17,537             -         36,263
   Interest                                     -           -               -          4,888
                                        -----------  ----------      ----------- -----------

   Total expenses                            29,272      58,943           53,762     107,468
                                        -----------  ----------      ----------- -----------

Net income                              $    57,237  $   77,357      $   220,798 $   176,205
                                        ===========  ==========      =========== ===========

Net income allocable to:
   Limited partners                     $    56,665  $   76,583      $   218,590 $   174,443
   General Partner                              572         774            2,208       1,762
                                        -----------  ----------      ----------- -----------

                                        $    57,237  $   77,357      $   220,798 $   176,205
                                        ===========  ==========      =========== ===========

Weighted average number of limited
   partnership units outstanding            198,037     198,336          198,332     198,403
                                        ===========  ==========      =========== ===========

Net income per weighted average
   limited partnership unit             $       .29  $       .39     $      1.10 $        .88
                                        ===========  ===========     =========== ============


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

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



                                                        (continued on next page)


                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (continued)

                   For the Six Months Ended June 30, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                   Limited Partner Distributions

                      Return of   Investment      Limited         General
                       Capital      Income        Partners        Partner          Total
                   (Per weighted average unit)
Net income                                           968,748          9,785         978,533
                                                ------------    -----------     -----------

Balance at
  December 31, 1997                                3,995,292       (133,798)      3,861,494

Cash distributions
  to partners         $  3.40       $ 1.10          (891,749)        (9,008)       (900,757)

Limited partnership
  units redeemed (225 units)                          (1,392)         -              (1,392)

Net income                                           218,590          2,208         220,798
                                                ------------    -----------     -----------

Balance at June 30, 1998                        $  3,320,741    $  (140,598)    $ 3,180,143
                                                ============    ===========     ===========



















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                        1998          1997
                                                                        ----          ----
Cash flows provided by operating activities:
   Net income                                                        $   220,798 $   176,205
                                                                     ----------- -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Finance income portion of receivables paid
        directly to lenders by lessees                                      -        (14,028)
      Net gain on sales or remarketing of equipment                       (86,870)    (23,121)
     Interest expense on non-recourse financing paid
        directly by lessees                                                 -          4,888
     Collection of principal - non-financed receivables                  535,774     742,881
     Income from equity investment in joint venture                         -        (22,620)
     Distribution from investment in joint venture                          -        191,477
     Changes in operating assets and liabilities:
        Allowance for doubtful accounts                                      431        (806)
        Accounts payable to General Partner and affiliates, net           44,191      64,809
        Security deposits and deferred credits                            83,756     187,625
        Accounts payable - other                                            -         37,077
        Other, net                                                        34,013     (50,656)
                                                                     ----------- -----------

          Total adjustments                                              611,295   1,117,526
                                                                     ----------- -----------

     Net cash provided by operating activities                           832,093   1,293,731
                                                                     ----------- -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                      155,442      88,725
                                                                     ----------- -----------

   Net cash provided by investing activities                             155,442      88,725
                                                                     ----------- -----------

Cash flows from financing activities:
   Cash distributions to partners                                       (900,757)   (901,834)
   Redemption of limited partnership units                                (1,392)     (4,450)

     Net cash used in financing activities                              (902,149)   (906,284)
                                                                     ----------- -----------
Net increase in cash                                                      85,386     476,172

Cash, beginning of period                                              2,186,149   1,059,310
                                                                     ----------- -----------

Cash, end of period                                                  $ 2,271,535 $ 1,535,482
                                                                     =========== ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

        During the six months ended June 30, 1998 and 1997, non-cash activities included the following:

                                                         1998          1997
                                                         ----          ----

Principal and interest on finance
   receivables paid directly by lessees                    --     $   419,734
Principal and interest on non-recourse
   financing paid directly by lessees                      --       (419,734)
                                                      ----------- ------------

                                                      $    --     $    --
                                                      =========== ============


        Interest expense of $0 and $4,888 for the six months ended June 30, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $0 and $4,888, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998


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

2.  Amendment to Partnership Agreement

    The Partnership's original Reinvestment period expired on June 19, 1996, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and were as follows: (1) extended the Reinvestment Period for a maximum of four and one half additional years and likewise delayed the start and end of the Liquidation Period, and (2) eliminated the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue during the future Liquidation Period. The remaining $105,000 unpaid management fees at December 31, 1997 will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

3.    Related Party Transactions

      During the six months ended June 30, 1998 and 1997, the Partnership accrued to the General Partner management fees of $0 and $36,263, respectively. An amendment to the original partnership was approved by the limited partners and became effective in June 1996. This amendment eliminated all subsequent accruals of management fees for the remainder of the Liquidation Period. (See
Note 2 for further discussion of management fees.) The Partnership paid or accrued administrative expense reimbursements of $16,794and $36,864 during the six months ended June 30, 1998 and 1997, respectively. These fees and reimbursements were charged to operations.

     In March 1998, the Partnership loaned ICON Cash Flow Partners, L.P., Series B, an affiliate, $150,000. The loan bore interest at the rate of 11%. The loan was paid in full in June 1998. Series B paid $1,375 to the Partnership for interest related to the note.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Under the Original Partnership Agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management and as of June 19, 1996, all subsequent management fees were eliminated completely due to an amendment to the Partnership Agreement. (See Note 2 for further discussion on this amendment.)

     For the six months ended June 30, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

4.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at June 30, 1998 and December 31, 1997 include $287,235 and $133,787, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, financings and equity investment in joint venture of 53%, 47%, and 0% of total investments at June 30, 1998 respectively, and 61%, 31% and 8% of total investments at June 30, 1997, respectively.

Results of Operations

Three Months Ended June 30, 1998 and 1997

     The Partnership did not lease or finance any equipment for the three months ended June 30, 1998

    Revenues for the three months ended June 30, 1998 were $86,509, representing a decrease of $49,791 or 37% from 1997. The decrease in revenues resulted primarily from a decrease in finance income of $43,292 or 48%. Results were also affected by a decrease in income from equity investment in joint venture of $16,706 or 100% from 1997, and a decrease in net gain on sales or remarketing of equipment of $1,694 or 18% from 1997. These decreases were partially offset by an increase in interest income and other of $11,901 or 58%. The overall decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 divestiture of its investment in a joint venture. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1997 to 1998.

    Expenses for the three months ended June 30, 1998 were $29,272, representing a decrease of $29,671 or 50% from 1997. The decrease in expenses resulted from a decrease in management fees of $17,537 or 100%, a decrease in administrative expense reimbursements of $9,719 or 54% and a decrease in general and administrative expense of $2,415 or 10% from 1997. The decrease in management fees resulted from the elimination of the Partnership's obligation to pay such fees as a result of an amendment to the Partnership Agreement. Administrative expense reimbursements expenses decreased due to a decrease in the average size of the portfolio from 1997 to 1998. General and administrative expenses decreased due to an decrease in legal expense and other professional services expenses.

    Net income for the three months ended June 30, 1998 and 1997 was $57,237 and $77,357, respectively. The net income per weighted average limited partnership unit was $.29 and $.39 for 1998 and 1997, respectively.

Six Months Ended June 30, 1998 and 1997


    The Partnership did not lease or finance any equipment for the six months ended June 30, 1998.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                  June 30, 1998

    Revenues for the six months ended June 30, 1998 were $274,560, representing a decrease of $9,113 or 3% from 1997. Results were affected by a decrease in finance income of $96,652 or 49% from 1997, and a decrease in income from equity investment in a joint venture of $22,620 or 100% from 1997. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $63,749 or 276% and an increase in interest income and other of $46,410 or 114%. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 divestiture of its investment in a joint venture. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1997 to 1998.

     Expenses for the six months ended June 30, 1998 were $53,762, representing a decrease of $53,706 or 50% from 1997. The decrease in expenses resulted from a decrease in management fees of $36,263 or 100%, a decrease in administrative expenses reimbursements of $20,070 or 55%, and a decrease in interest expense of $4,888 from 1997. The decrease was partially offset by an increase in general and administrative expenses of $7,515 or 26%. The decrease in management fees resulted from the elimination of the Partnership's obligation to pay such fees as a result of an amendment to the Partnership Agreement. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. General and administrative expenses increased due to an increase in legal expense and other professional services expenses.

    Net income for the six months ended June 30, 1998 and 1997 was $220,798 and $176,205, respectively. The net income per weighted average limited partnership unit was $1.10 and $.88 for 1998 and 1997, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the six months ended June 30, 1998 and 1997 were net cash provided by operations of $832,093 and $1,293,731, respectively, and proceeds from sales of equipment of $155,442 and $88,725, respectively. These funds were used to fund cash distributions.

    Cash distributions to limited partners for the six months ended June 30, 1998 and 1997, which were paid monthly, totaled $891,749 and $892,816, respectively, of which $210,988 and $174,443 was investment income and $680,761 and $718,373 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00% for 1998 and 1997, of which 2.13% and 1.76% was investment income and 6.87% and 7.24% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1998 and 1997 was $4.50, of which $1.10 and $.88 was investment income and $3.40 and $3.62 was a return of capital, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                  June 30, 1998

      The Partnership's original Reinvestment period expired on June 19, 1996, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after June 19, 1996 and were as follows: (1) extended the Reinvestment Period for a maximum of four and one half additional years and likewise delayed the start and end of the Liquidation Period, and (2) eliminated the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue during the future Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to, will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

     As of June 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will invest in equipment leases and financings and make cash distributions where it deems it to be prudent, while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

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

                                  ICON CASH FLOW PARTNERS, L.P., Series C
                                  File No. 33-36376 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.




August 14, 1998                   /s/ Gary N. Silverhardt
---------------                   ----------------------------------------------
     Date                         Gary N. Silverhardt
                                  Executive Vice President and
                                    Chief Financial Officer
                                  (Principal financial and account officer of
                                  the General Partner of the Registrant)