Form 10-Q
period 1998-09-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1998-11-16
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                        September 30, 1998
                     -----------------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                           0-27904
                      ----------------------------------------------------------

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

                                 Balance Sheets

                                   (unaudited)

                                                               September 30,  December 31,
                                                                   1998          1997
Assets

Cash .......................................................   $ 2,121,141    $ 2,186,149
                                                               -----------    -----------

Investment in financings
    Receivables due in installments ........................       760,693      1,212,649
    Unearned income ........................................       (77,411)      (149,103)
    Allowance for doubtful accounts ........................       (36,859)       (94,437)
                                                               -----------    -----------
                                                                   646,423        969,109
                                                               -----------    -----------

Investment in finance leases
    Minimum rents receivable ...............................       631,081      1,097,491
    Estimated unguaranteed residual values .................        79,219        189,833
    Unearned income ........................................       (56,606)      (125,351)
    Allowance for doubtful accounts ........................       (36,680)       (88,499)
                                                               -----------    -----------
                                                                   617,014      1,073,474

Other assets ...............................................          --           87,621
                                                               -----------    -----------

Total assets ...............................................   $ 3,384,578    $ 4,316,353
                                                               ===========    ===========

Liabilities and Partners' Equity

Accounts payable to General Partner and affiliates, net ....   $   101,055    $    36,234
Security deposits, deferred credits and accounts payable ...        53,869        418,625
                                                               -----------    -----------
                                                                   154,924        454,859
                                                               -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ........................................      (140,107)      (133,798)
    Limited partners (198,245 and 198,470 units outstanding,
      $100 per unit original issue price in 1998 and 1997,
      respectively) ........................................     3,369,761      3,995,292
                                                               -----------    -----------

Total partners' equity .....................................     3,229,654      3,861,494
                                                               -----------    -----------

Total liabilities and partners' equity .....................   $ 3,384,578    $ 4,316,353
                                                               ===========    ===========

See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                             For the Three Months      For the Nine Months
                                              Ended September 30,      Ended September 30,
                                               1998         1997        1998         1997
                                               ----         ----        ----         ----

Revenues
   Net gain on sales or remarketing
     of equipment ......................   $ 355,036    $  11,049    $ 441,906    $  34,170
   Finance income ......................      39,066       75,350      139,453      272,389
   Interest income and other ...........      23,889       32,141       91,107       73,034
   Income (loss) from equity investment
     in joint venture ..................        --         (4,267)        --         18,353
                                           ---------    ---------    ---------    ---------

   Total revenues ......................     417,991      114,273      672,466      397,946
                                           ---------    ---------    ---------    ---------

Expenses

   General and administrative ..........      21,798       21,638       58,766       51,091
   Administrative expense reimbursements
     - General Partner .................       6,641       11,708       23,435       48,572
   Management fees - General Partner ...        --         11,342         --         47,605
   Interest ............................        --           --           --          4,888
   Reversal of allowance for
     doubtful accounts .................    (130,000)        --       (130,000)        --
                                           ---------    ---------    ---------    ---------

   Total expenses ......................    (101,561)      44,688      (47,799)     152,156
                                           ---------    ---------    ---------    ---------

Net income .............................   $ 519,552    $  69,585    $ 720,265    $ 245,790
                                           =========    =========    =========    =========

Net income allocable to:
   Limited partners ....................   $ 514,356    $  68,889    $ 713,062    $ 243,332
   General Partner .....................       5,196          696        7,203        2,458
                                           ---------    ---------    ---------    ---------

                                           $ 519,552    $  69,585    $ 720,265    $ 245,790
                                           =========    =========    =========    =========

Weighted average number of limited
   partnership units outstanding .......     198,037      198,358      198,104      198,358
                                           =========    =========    =========    =========

Net income per weighted average
   limited partnership unit ............   $    2.60    $     .35    $    3.60    $    1.23
                                           =========    =========    =========    =========


See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1998 and the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                     Limited Partner Distributions

                       Return of     Investment        Limited         General
                        Capital        Income          Partners        Partner        Total
                     (Per weighted average unit)
Balance at
   December 31, 1994                                 $ 7,137,914    $  (102,605)   $ 7,035,309

Cash distributions
   to partners .....   $ 7.01         $ 1.99          (1,796,363)       (18,144)    (1,814,507)

Limited partnership
   units redeemed
   (1,100 units) ...                                    (38,256)          --          (38,256)

Net income .........                                     396,876          4,009        400,885
                                                     -----------    -----------    -----------

Balance at
   December 31, 1995                                   5,700,171       (116,740)     5,583,431

Cash distributions
   to partners .....   $ 4.39         $ 4.61          (1,786,992)       (18,050)    (1,805,042)

Limited partnership
   units redeemed
   (330 units) .....                                     (10,369)          --          (10,369)

Net income .........                                     914,490          9,237        923,727
                                                     -----------    -----------    -----------

Balance at
   December 31, 1996                                   4,817,300       (125,553)     4,691,747

Cash distributions
   to partners .....   $ 4.12         $ 4.88          (1,784,993)       (18,030)    (1,803,023)

Limited partnership
   units redeemed
   (225 units) .....                                      (5,763)          --           (5,763)


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (continued)

                For the Nine Months Ended September 30, 1998 and the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                            Limited Partner Distributions

                               Return of    Investment          Limited        General
                                Capital       Income           Partners        Partner        Total
                             (Per weighted average unit)
Net income ..................                                    968,748          9,785        978,533
                                                             -----------    -----------    -----------

Balance at
   December 31, 1997 ........                                  3,995,292       (133,798)     3,861,494

Cash distributions
   to partners ..............   $ 3.15       $ 3.60           (1,337,201)       (13,512)    (1,350,713)

Limited partnership
   units redeemed (225 units)                                     (1,392)          --           (1,392)

Net income ..................                                    713,062          7,203        720,265
                                                             -----------    -----------    -----------

Balance at
   September 30, 1998 .......                                $ 3,369,761    $  (140,107)   $ 3,229,654
                                                             ===========    ===========    ===========



















See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                        1998           1997
                                                                        ----           ----
Cash flows provided by operating activities:
   Net income ...................................................   $   720,265    $   245,790
                                                                    -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net gain on sales or remarketing of equipment .............      (441,906)       (34,170)
      Collection of principal - non-financed receivables ........       794,907      1,182,147
      Finance income portion of receivables paid
         directly to lenders by lessees .........................          --          (14,028)
      Income from equity investment in joint venture ............          --          (18,353)
      Distribution from investment in joint venture .............          --          232,084
      Changes in operating assets and liabilities:
         Accounts payable to General Partner and affiliates, net         64,821        119,684
         Security deposits, deferred credits and accounts payable      (364,756)       352,650
         Allowance for doubtful accounts ........................      (109,397)        35,843
         Other, net .............................................         3,958        (48,431)
                                                                    -----------    -----------

          Total adjustments .....................................       (52,373)     1,807,426
                                                                    -----------    -----------

     Net cash provided by operating activities ..................       667,892      2,053,216
                                                                    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .............................       619,205         99,743
                                                                    -----------    -----------

     Net cash provided by investing activities ..................       619,205         99,743
                                                                    -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners ...............................    (1,350,713)    (1,352,446)
   Redemption of limited partnership units ......................        (1,392)        (4,450)
                                                                    -----------    -----------

     Net cash used in financing activities ......................    (1,352,105)    (1,356,896)
                                                                    -----------    -----------

Net increase (decrease) in cash .................................       (65,008)       796,063

Cash, beginning of period .......................................     2,186,149      1,059,310
                                                                    -----------    -----------

Cash, end of period .............................................   $ 2,121,141    $ 1,855,373
                                                                    ===========    ===========


See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

         During the nine months ended September 30, 1998 and 1997, non-cash activities included the following:

                                                           1998          1997
                                                           ----          ----

Principal and interest on finance
   receivables paid directly by lessees                $     --     $   414,864
Principal and interest on non-recourse
   financing paid directly by lessees                        --        (414,864)
                                                       -----------  ------------

                                                       $     --     $      --
                                                       ===========  ============

   Interest expense of $4,888 for the nine months ended September 30, 1997 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                     Notes to Unaudited Financial Statements

                               September 30, 1998


1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series C (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.   Amendment to Partnership Agreement

     The Partnership's original Reinvestment Period expired on June 19, 1996, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and were as follows: (1) extended the Reinvestment Period for a maximum of four and one half additional years and likewise delayed the start and end of the Liquidation Period, and (2) eliminated the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue during the future Liquidation Period. The remaining $105,000 unpaid management fees will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

3.     Related Party Transactions

     During the nine months ended September 30, 1998 and 1997, the Partnership accrued to the General Partner management fees of $0 and $47,605, respectively. An amendment to the original Partnership Agreement was approved by the limited partners and became effective in June 1996. This amendment eliminated all subsequent accruals of management fees for the remainder of the Liquidation Period. (See Note 2 for further discussion of management fees.) The Partnership paid or accrued administrative expense reimbursements of $23,435 and $48,572 during the nine months ended September 30, 1998 and 1997, respectively. These fees and reimbursements were charged to operations.

         In March 1998, the Partnership lent ICON Cash Flow Partners, L.P., Series B ("Series B"), an affiliate, $150,000. The loan bore interest at the rate of 11%. The loan was paid in full in June 1998. Series B paid $1,238 to the Partnership for interest related to the note.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

               Notes to Unaudited Financial Statements - Continued

     In May 1998 and July 1998, the Partnership lent ICON Cash Flow Partners, L.P., Series D ("Series D"), an affiliate, $100,000 and $115,000, respectively. These loans bore interest at the rate of 11%. The loans were paid in full in June 1998 and July 1998, respectively. Series D paid $1,586 to the Partnership for interest related to these notes.

     For the nine months ended September 30, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

4.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at September 30, 1998 and December 31, 1997 include $0 and $133,787, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                               September 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of net investment in financings, finance leases, and equity investment in joint venture of 51%, 49%, and 0% of total investments at September 30, 1998 respectively, and 31%, 61% and 8% of total investments at September 30, 1997, respectively.

Results of Operations

Three Months Ended September 30, 1998 and 1997

     The Partnership did not lease or finance any equipment for the three months ended September 30, 1998 and 1997.

     Revenues for the three months ended September 30, 1998 were $417,991, representing an increase of $303,718 or 266% from 1997. The increase in revenues resulted primarily from an increase in net gain on sales or remarketing of equipment of $343,987 and a change in income from equity investment in joint venture of $4,267 or 100% from 1997. The increase in net gain on sales or remarketing of equipment and the change in equity investment in joint venture were partially offset by a decrease in finance income of $36,284 or 48% and a decrease in interest income and other of $8,252 or 26% from 1997. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The change in income from equity investment in joint venture resulted from the Partnership's 1997 divestiture of its investment in a joint venture. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest income and other resulted from a decrease in the collection of late charges.

     Expenses for the three months ended September 30, 1998 were $(101,561), representing a change of $146,249 from 1997. The change in expenses resulted from a decrease in management fees of $11,342 or 100%, a decrease in administrative expense reimbursements of $5,067 or 43% and a reduction of the allowance for doubtful accounts of $130,000. These decreases were partially offset by an increase in general and administrative expenses of $160 or 1% from 1997. The decrease in management fees resulted from the elimination of the Partnership's obligation to pay such fees as a result of an amendment to the Partnership Agreement. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The reduction of the allowance for doubtful accounts resulted from an analysis of delinquency, an assessment of overall risk and a review of historical loss experience.

     Net income for the three months ended September 30, 1998 and 1997 was $519,552 and $69,585, respectively. The net income per weighted average limited partnership unit was $2.60 and $.35 for 1998 and 1997, respectively.

Nine Months Ended September 30, 1998 and 1997


     The Partnership did not lease or finance any equipment for the nine months ended September 30, 1998 and 1997.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                               September 30, 1998

     Revenues for the nine months ended September 30, 1998 were $672,466, representing an increase of $274,520 or 69% from 1997. Results were affected by an increase in net gain on sales or remarketing of equipment of $407,736 and an increase in interest income and other of $18,073 or 25%. These increases were partially offset by a decrease in finance income of $132,936 or 49% from 1997, and a decrease in income from equity investment in a joint venture of $18,353 or 100% from 1997. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1997 to 1998. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 divestiture of its investment in a joint venture.

      Expenses for the nine months ended September 30, 1998 were $(47,799), representing a change of $199,955 from 1997. The change in expenses resulted from a decrease in management fees of $47,605 or 100%, a decrease in administrative expense reimbursements of $25,137 or 52%, a decrease in interest expense of $4,888 and a reduction of the allowance for doubtful accounts of $130,000. These decreases were partially offset by an increase in general and administrative expenses of $7,675 or 15%. The decrease in management fees resulted from the elimination of the Partnership's obligation to pay such fees as a result of an amendment to the Partnership Agreement. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. The reduction of the allowance for doubtful accounts resulted from an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. General and administrative expenses increased due to an increase in legal expense and other professional service expenses.

     Net income for the nine months ended September 30, 1998 and 1997 was $720,265 and $245,790, respectively. The net income per weighted average limited partnership unit was $3.60 and $1.23 for 1998 and 1997, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 1998 and 1997 were net cash provided by operations of $667,892 and $2,053,216, respectively, and proceeds from sales of equipment of $619,205 and $99,743, respectively. These funds were used to fund cash distributions.

     Cash distributions to limited partners for the nine months ended September 30, 1998 and 1997, which were paid monthly, totaled $1,337,201 and $1,338,922, respectively, of which $713,062 and $243,332 was investment income and $624,139 and $1,095,590 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00% for 1998 and 1997, of which 4.80% and 1.64% was investment income and 4.20% and 7.36% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1998 and 1997 was $6.75, of which $3.60 and $1.23 was investment income and $3.15 and $5.52 was a return of capital, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                               September 30, 1998

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

     As of September 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will invest in equipment leases and financings and make cash distributions where it deems it to be prudent, while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

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

                                    ICON CASH FLOW PARTNERS, L.P., Series C
                                    File No. 33-36376 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




  November 13, 1998                 /s/Gary N. Silverhardt
--------------------                --------------------------------------------
        Date                        Gary N. Silverhardt
                                    Senior Vice President and CFO
                                    (Principal financial and account officer of
                                    the General Partner of the Registrant)