Form 10-K
period 1998-12-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1999-03-30
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                       December 31, 1998
                          ------------------------------------------------------
                                       or

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

-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------





Securities registered pursuant to Section 12(g) of the Act:
  Units of Limited Partnership Interests

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

                                TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
PART I

1.   Business                                                               3-4

2.   Properties                                                               5

3.   Legal Proceedings                                                        5

4.   Submission of Matters to a Vote of Security Holders                      5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                  5

6.   Selected Financial and Operating Data                                    6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                   7-10

8.   Financial Statements and Supplementary Data                          11-26

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     27

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                      27-28

11.  Executive Compensation                                                  28

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                          29

13.  Certain Relationships and Related Transactions                          29

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         30

SIGNATURES                                                                   31

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed in June 1990 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 3, 1991, with the admission of 15,249.37 limited partnership units. Between January 4, 1991 and June 21, 1991 (the final closing date), 184,750.63 additional units were admitted bringing the final admission to 200,000 units totaling $20,000,000 in capital contributions. Between 1993 and 1997, the Partnership redeemed 1,755 limited partnership units. In 1998 the Partnership redeemed 208 units, leaving 198,037 limited partnership units outstanding at December 31, 1998. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years (December 19, 2000) and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue. The portion of the accrued and unpaid management fees that is still payable to the General Partner will be returned to the Partnership in the form of an additional capital contribution by the General Partner.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective the Partnership has and intends to continue to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, when cash is available, continuing through the reinvestment period; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners during the liquidation period.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

     The equipment leasing industry is highly competitive. In initiating its leasing transactions the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     The Partnership did not lease or finance any equipment for the years ended December 31, 1998 and 1997. At December 31, 1998, the weighted average initial transaction term of the portfolio was 54 months. A summary of the portfolio equipment cost by category held at December 31, 1998 and 1997 is as follows:

                                     December 31, 1998       December 31, 1997
                                     -----------------       -----------------

Category                                Cost     Percent      Cost      Percent
--------                                ----     -------      ----      -------
Restaurant equipment .............  $1,242,630    34.1%    $1,327,848    21.2%
Computer systems .................     978,136    26.8      1,153,663    18.4
Manufacturing & production .......     378,526    10.4        601,794     9.6
Printing .........................     237,459     6.5        237,459     3.8
Office furniture & fixtures ......     232,067     6.3      1,032,816    16.5
Medical ..........................     186,032     5.1        186,032     3.0
Telecommunications ...............     105,651     2.9        122,478     2.0
Video production .................      95,511     2.6        148,882     2.4
Construction .....................      58,230     1.6         71,035     1.1
Copiers ..........................      50,566     1.4         50,566      .8
Automotive equipment .............      43,283     1.2         65,560     1.0
Retail systems ...................      38,844     1.1      1,267,109    20.2
                                    ----------   -----     ----------   -----
                                    $3,646,935   100.0%    $6,265,242   100.0%
                                    ==========   =====     ==========   =====

     The Partnership has two leases which individually represented greater than 10% of the total portfolio equipment cost at December 31, 1998. The leases are with Local Favorite, Inc. and Hometown Buffet, Inc. The underlying equipment is restaurant equipment and the purchase price of the equipment represents 14.4% and 16.9%, respectively, of the total portfolio equipment cost at December 31, 1998.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                          Number of Equity Security Holders
Title of Class                                     as of December 31,
--------------                            ---------------------------------
                                                1998               1997
                                                ----               ----

Limited partners                               1,733              1,745
General Partner                                    1                  1

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 6.  Selected Financial and Operating Data

                                                 Years Ended December 31,
                             --------------------------------------------------------------
                                 1998        1997         1996         1995         1994
                                 ----        ----         ----         ----         ----

Total revenues ...........   $  756,341   $  631,332   $1,170,549   $1,059,354   $2,136,954
                             ==========   ==========   ==========   ==========   ==========

Net income ...............   $  773,695   $  978,533   $  923,727   $  400,885   $  246,465
                             ==========   ==========   ==========   ==========   ==========

Net income allocable to
  limited partners .......   $  765,958   $  968,748   $  914,490   $  396,876   $  244,000
                             ==========   ==========   ==========   ==========   ==========

Net income allocable to
  the General Partner ....   $    7,737   $    9,785   $    9,237   $    4,009   $    2,465
                             ==========   ==========   ==========   ==========   ==========

Weighted average
  limited partnership
  units outstanding ......      198,087      198,332      198,551      199,558      199,900
                             ==========   ==========   ==========   ==========   ==========

Net income per
  weighted average
  limited partnership unit   $     3.87   $     4.88   $     4.61   $     1.99   $     1.22
                             ==========   ==========   ==========   ==========   ==========

Distributions to
  limited partners .......   $1,782,770   $1,784,993   $1,786,992   $1,796,363   $1,799,100
                             ==========   ==========   ==========   ==========   ==========

Distributions to the
  General Partner ........   $   18,017   $   18,030   $   18,050   $   18,144   $   18,173
                             ==========   ==========   ==========   ==========   ==========

                                                      December 31,
                             -------------------------------------------------------------
                                1998         1997         1996         1995         1994
                                ----         ----         ----         ----         ----

Total assets                 $3,079,477   $4,316,353   $6,643,704   $9,781,663   $18,016,023
                             ==========   ==========   ==========   ==========   ===========

Partners' equity             $2,833,010   $3,861,494   $4,691,747   $5,583,431   $ 7,035,309
                             ==========   ==========   ==========   ==========   ===========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in financings, finance leases and equity investment in joint venture of 51%, 44% and 5% of total investments, respectively, at December 31, 1998 and 48%, 52% and 0% of total investments, respectively, at December 31, 1997.

Results of Operations

Years Ended December 31, 1998 and 1997

     Revenues for the year ended December 31, 1998 were $756,341, representing an increase of $125,009 or 20% from 1997. The increase in revenues resulted primarily from an increase in net gain on sales or remarketing of equipment of $289,284 or 164% and an increase in interest income and other of $20,084 or 20% from 1997. The increase was partially offset by a decrease in finance income of $163,019 or 49% and a decrease in income from equity investment in joint venture of $21,340 or 100%. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing in which the underlying equipment was sold or remarketed and proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1997 to 1998. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 divestiture of its investment in a joint venture. In December 1998, the Partnership entered into a new joint venture, however, there were no revenues generated from such joint venture in 1998.

     Expenses for the year ended December 31, 1998 totaled a net credit of $17,354, representing a change of $329,847 from 1997. The change in expenses resulted primarily from a 1997 reversal of $471,463 of prior years' accrued and unpaid management fees. The change in expenses also resulted from an increase in general and administrative expense of $42,983 or 71% from 1997, a decrease in administrative expense reimbursements of $29,711 or 50%, a decrease in interest expense of $4,888 or 100%, and a 1998 reversal of the allowance for doubtful accounts of $150,000. The increase in general and administrative expense was due to an increase in legal and other professional fees, printing and tax related expenses. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1997 to 1998. The reversal of the allowance for doubtful accounts resulted from an analysis of delinquency trends, loss experience and an assessment of overall credit risk.

     Net income for the years ended December 31, 1998 and 1997 was $773,695 and $978,533, respectively. The net income per weighted average limited partnership unit was $3.87 and $4.88 for 1998 and 1997, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

Years Ended December 31, 1997 and 1996

     Revenues for the year ended December 31, 1997 were $631,332, representing a decrease of $539,217 or 46% from 1996. The decrease in revenues resulted primarily from a decrease in the net gain on sales or remarketing of equipment of $335,471 or 66% and a decrease in finance income of $238,875 or 42%. These decreases were partially offset by an increase in interest income and other of $29,101 or 42% from 1996 and an increase in income from equity investment in joint venture of $6,028 or 39%. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing in which the underlying equipment was sold or remarketed and proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The increase in interest income and other resulted from an increase in the average cash balance and an increase in late charges received from 1996 to 1997. The increase in income from equity investment in joint venture resulted from the gain recognized on the sale of the Partnership's investment.

     Expenses for the year ended December 31, 1997 totaled a net credit of $347,201, representing a change of $594,023 from 1996. The change in expenses resulted primarily from a reversal of prior years accrued and unpaid management fees of $471,463. This reversal was attributable to the solicitation of an affirmative vote of the limited partners to amend the Partnership Agreement. The amendment, which was adopted February 18, 1998 is effective from and after June 19, 1996 and specifically eliminates the Partnership's obligation to pay such management fees. The change in expenses also resulted from a decrease in
administrative   expense  reimbursements  of  $34,368  or  37%,  a  decrease  in amortization of initial direct costs of $6,912 or 100% and a decrease in interest expense of $11,921 or 71%. These decreases were partially offset by an increase in general and administrative expense of $23,001 or 62% from 1996. Administrative expense reimbursements and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Interest expense decreased due to the decrease in non-recourse notes payable from 1996 to 1997. The increase in general and administrative expense is due to an increase in postage, printing and tax related expenses.

     Net income for the years ended December 31, 1997 and 1996 was $978,533 and $923,727, respectively. The net income per weighted average limited partnership unit was $4.88 and $4.61 for 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1998, 1997 and 1996 were net cash provided by operations of $952,528, $2,038,710 and $1,987,290, proceeds from sales of equipment of $646,783, $621,621 and $1,289,421, respectively and proceeds from sale of investment in joint venture of $275,294 in 1997. These funds were used to purchase equipment in 1996, fund cash distributions and make payments on borrowings. The Partnership intends to purchase equipment until the end of the extended Reinvestment Period and to continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman Funding LLC, for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, L.P. Six, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in the joint venture. The Partnership's original investment was recorded at cost of $56,960 and will be adjusted by its share of earnings, losses and distributions, thereafter.

     Cash distributions to the limited partners in 1998, 1997 and 1996, which were paid monthly, totaled $1,782,770, $1,784,993 and $1,786,992, respectively, of which $765,958, $968,748, and $914,490 was investment income and $1,016,812,
$816,245 and $872,502 was a return of capital, respectively. The monthly annualized cash distribution rate for 1998, 1997 and 1996 was 9.00%, of which 3.87%, 4.88% and 4.61% was investment income and 5.13%, 4.12%, and 4.39% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1998, 1997 and 1996 was $9.00, of which $3.87, $4.88 and $4.61 was investment income and $5.13, $4.12 and $4.39 was a return of capital, respectively.

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delayed the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. The remaining $105,000 of unpaid management fees will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

     As of December 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings and make distributions to limited partners where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Year 2000 Issue

    The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, programs could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

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

                                December 31, 1998


Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                                   Page Number
                                                                   -----------
Independent Auditors' Report                                            13

Balance Sheets as of December 31, 1998 and 1997                         14

Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                      15

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1998, 1997 and 1996                      16

Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                   17-19

Notes to Financial Statements                                        20-26

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Partners
ICON Cash Flow Partners, L.P., Series C:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series C (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series C as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                             /s/ KPMG LLP
                                             -----------------------------------
                                             KPMG LLP





March 12, 1999
New York, New York

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                                   1998            1997
                                                                   ----            ----
       Assets

Cash .......................................................   $ 1,983,281    $ 2,186,149
                                                               -----------    -----------

Investment in financings
    Receivables due in installments ........................       645,067      1,212,649
    Unearned income ........................................       (60,405)      (149,103)
    Allowance for doubtful accounts ........................       (27,847)       (94,437)
                                                               -----------    -----------
                                                                   556,815        969,109
                                                               -----------    -----------

Investment in finance leases
    Minimum rents receivable ...............................       469,525      1,097,491
    Estimated unguaranteed residual values .................        77,884        189,833
    Unearned income ........................................       (40,861)      (125,351)
    Allowance for doubtful accounts ........................       (24,127)       (88,499)
                                                               -----------    -----------
                                                                   482,421      1,073,474

Equity investment in joint venture .........................        56,960           --

Other assets ...............................................          --           87,621
                                                               -----------    -----------

Total assets ...............................................   $ 3,079,477    $ 4,316,353
                                                               ===========    ===========

       Liabilities and Partners' Equity

Accounts payable to General Partner and affiliates, net ....   $   175,586    $    36,234
Security deposits, deferred credits and other payables .....        70,881        418,625
                                                               -----------    -----------
                                                                   246,467        454,859
                                                               -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ........................................      (144,078)      (133,798)
    Limited partners (198,037 and 198,245 units outstanding,
      $100 per unit original issue price in 1998 and 1997,
      respectively) ........................................     2,977,088      3,995,292
                                                               -----------    -----------

Total partners' equity .....................................     2,833,010      3,861,494
                                                               -----------    -----------

Total liabilities and partners' equity .....................   $ 3,079,477    $ 4,316,353
                                                               ===========    ===========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,

                                                        1998         1997          1996
                                                        ----         ----          ----
Revenues
   Net gain on sales or remarketing
     of equipment ...............................   $  465,144    $  175,860    $  511,331
   Finance income ...............................      172,179       335,198       574,073
   Interest income and other ....................      119,018        98,934        69,833
   Income from equity investment in joint venture         --          21,340        15,312
                                                    ----------    ----------    ----------

   Total revenues ...............................      756,341       631,332     1,170,549
                                                    ----------    ----------    ----------

Expenses

   General and administrative ...................      103,231        60,248        37,247
   Administrative expense reimbursements
     - General Partner ..........................       29,415        59,126        93,494
   Management fees - General Partner ............         --        (471,463)       92,360
   Interest .....................................         --           4,888        16,809
   Amortization of initial direct costs .........         --            --           6,912
   Reversal of allowance for
     doubtful accounts ..........................     (150,000)         --            --
                                                    ----------    ----------    ----------

   Total expenses ...............................      (17,354)     (347,201)      246,822
                                                    ----------    ----------    ----------

Net income ......................................   $  773,695    $  978,533    $  923,727
                                                    ==========    ==========    ==========

Net income allocable to:
   Limited partners .............................   $  765,958    $  968,748    $  914,490
   General Partner ..............................        7,737         9,785         9,237
                                                    ----------    ----------    ----------

                                                    $  773,695    $  978,533    $  923,727
                                                    ==========    ==========    ==========

Weighted average number of limited
   partnership units outstanding ................      198,087       198,332       198,551
                                                    ==========    ==========    ==========

Net income per weighted average
   limited partnership unit .....................   $     3.87    $     4.88    $     4.61
                                                    ==========    ==========    ==========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1998, 1997 and 1996

                       Limited Partner Distributions
                       -----------------------------
                          Return of    Investment       Limited         General
                           Capital       Income         Partners        Partner         Total
                          ---------    ----------       --------        -------         -----
                        (Per weighted average unit)

Balance at
   December 31, 1995                                  $ 5,700,171     $(116,740)    $ 5,583,431

Cash distributions
   to partners             $4.39         $4.61         (1,786,992)      (18,050)     (1,805,042)

Limited partnership
   units redeemed
   (330 units)                                            (10,369)        -             (10,369)

Net income                                                914,490         9,237         923,727
                                                      -----------     ---------     -----------

Balance at
   December 31, 1996                                    4,817,300      (125,553)      4,691,747

Cash distributions
   to partners             $4.12         $4.88         (1,784,993)      (18,030)     (1,803,023)

Limited partnership
   units redeemed
   (225 units)                                             (5,763)        -              (5,763)

Net income                                                968,748         9,785         978,533
                                                      -----------     ---------     -----------

Balance at
   December 31, 1997                                    3,995,292      (133,798)      3,861,494

Cash distributions
   to partners             $5.13         $3.87         (1,782,770)      (18,017)     (1,800,787)

Limited partnership
   units redeemed
   (208 units)                                             (1,392)        -              (1,392)

Net income                                                765,958         7,737         773,695
                                                      -----------     ---------     -----------

Balance at
   December 31, 1998                                  $ 2,977,088     $(144,078)    $ 2,833,010
                                                      ===========     =========     ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                1998           1997           1996
                                                                ----           ----           ----
Cash flows from operating activities:
   Net income ...........................................   $   773,695    $   978,533    $   923,727
                                                            -----------    -----------    -----------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Finance income portion of receivables paid
       directly to lenders by lessees ...................          --          (14,028)      (121,569)
     Amortization of initial direct costs ...............          --             --            6,912
     Net gain on sales or remarketing of equipment ......      (465,144)      (175,860)      (511,331)
     Interest expense on non-recourse financing
       paid directly by lessees .........................          --            4,888         13,896
     Income from equity investment in joint venture .....          --          (21,340)       (15,312)
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables     1,029,790      1,486,003      1,564,037
       Distribution from joint venture ..................          --          237,003        616,361
       Investment in equity joint venture ...............       (56,960)          --             --
       Allowance for doubtful accounts ..................      (130,962)      (126,084)          --
       Accounts payable to General Partner
         and affiliates, net ............................       139,352       (474,482)        43,688
       Security deposits and deferred credits ...........      (347,744)       (28,262)      (390,339)
       Other, net .......................................        10,501        172,339       (142,780)
                                                            -----------    -----------    -----------

         Total adjustments ..............................       178,833      1,060,177      1,063,563
                                                            -----------    -----------    -----------

       Net cash provided by operating activities ........       952,528      2,038,710      1,987,290
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................       646,783        621,621      1,289,421
   Equipment and receivables purchased ..................          --             --       (2,179,971)
   Proceeds from sale of investment in
     joint venture ......................................          --          275,294           --
                                                            -----------    -----------    -----------

       Net cash provided by (used in)
         investing activities ...........................       646,783        896,915       (890,550)
                                                            -----------    -----------    -----------




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                 1998           1997           1996
                                                 ----           ----           ----

Cash flows from financing activities:
   Redemption of limited partnership units        (1,392)        (5,763)       (10,369)
   Cash distributions to partners ........    (1,800,787)    (1,803,023)    (1,805,042)
                                             -----------    -----------    -----------

Net cash used in financing activities ....    (1,802,179)    (1,808,786)    (1,815,411)
                                             -----------    -----------    -----------

   Net (decrease) increase in cash .......      (202,868)     1,126,839       (718,671)

Cash, beginning of year ..................     2,186,149      1,059,310      1,777,981
                                             -----------    -----------    -----------

Cash, end of year ........................   $ 1,983,281    $ 2,186,149    $ 1,059,310
                                             ===========    ===========    ===========



























See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     Interest expense of $4,888 and $16,809 for the years ended December 31, 1997 and 1996 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $4,888 and $13,896, respectively, and other interest paid or accrued of $0 and $2,913, respectively.

     During the years ended December 31, 1998, 1997 and 1996, non-cash activities included the following:

                                                     1998         1997           1996
                                                     ----         ----           ----

Principal and interest on finance receivables
  paid directly to lender by lessee ............   $   --     $   419,734    $ 1,173,063
Principal and interest on non-recourse financing
  paid directly to lender by lessee ............       --        (419,734)    (1,173,063)

Decrease in notes payable - non-recourse
  due to terminations ..........................       --        (579,508)      (412,183)
Decrease in investment in finance leases due to
  terminations .................................       --         579,508        412,183
                                                   --------   -----------    -----------

                                                   $   --     $     --       $     --
                                                   ========   ===========    ===========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1998

1.   Organization

     ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed on June 22, 1990 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on January 3, 1991 and by its final closing in 1991, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. Between 1993 and 1997, the Partnership redeemed 1,755 limited partnership units. In 1998 the Partnership redeemed 208 limited partnership units, leaving 198,037 limited partnership units outstanding at December 31, 1998.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

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

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, distributions would be allocated 90% to the limited partners and 10% to the General Partner.

2.   Amendment to Partnership Agreement

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delayed the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. The remaining $105,000 of unpaid management fees will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

3.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1998 and 1997 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, approximates market value.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Investment in Joint Venture - The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 100 limited partnership units during 1993, 1,100 units during 1995, 330 units during 1996, 225 units during 1997, and 208 units during 1998. The redemption amounts were calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Allowance for Doubtful Accounts - The Partnership records provisions for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency and loss trends and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when such analysis indicates that the probability of collection of the account is remote. In 1998 the Partnership reversed $150,000 of amounts previously included in the allowance for doubtful accounts.

     Impairment of Estimated Residual Values - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective beginning in 1996.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

4.   Investments in Joint Ventures

      The Partnership and affiliates formed two joint ventures for the purpose of acquiring and managing various assets.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman
Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, L.P. Six, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and will be adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108.

     Information as to the financial position of ICON BF as of December 31, 1998 is summarized below:

                                              December 31, 1998
                                              -----------------
        Assets                                  $ 23,620,702
                                                ============

        Liabilities                             $ 12,228,713
                                                ============

        Equity                                  $ 11,391,989
                                                ============

        Partnership's share of equity           $     56,960
                                                ============

     There was no income statement impact of this joint venture in 1998 as the joint venture was formed at the end of the year.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     In February 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. ICON Asset Acquisition LLC purchased an existing portfolio of leases and securitized substantially all of its portfolio and became the beneficial owner of a trust. In September 1997, L.P. Six purchased, from the Partnership and Series B, their investment in ICON Asset Acquisition LLC. The Partnership and Series B's investments were purchased at book value, which approximated market value at that time and ICON Asset Acquisition LLC became a 100% owned subsidiary of the L.P Six. L.P Six transferred all of ICON Asset Acquisition LLC's assets to its own account and dissolved ICON Asset Acquisition LLC in the fourth quarter 1997.

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on financings and finance leases are as follows:

                                        Finance
                  Year   Financings     Leases        Total
                  ----   ----------     -------       -----
                  1999   $  359,559   $  315,815   $  675,374
                  2000      243,261      146,489      389,750
                  2001       42,247        7,221       49,468
                         ----------   ----------   ----------

                         $  645,067   $  469,525   $1,114,592
                         ==========   ==========   ==========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The Allowance for doubtful accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                                     Finance
                                                     Leases     Financings     Total
                                                     ------     ----------     -----
Balance at December 31, 1995 ...................   $ 289,456    $  23,420    $ 312,876

     Accounts written-off ......................     (12,308)        --        (12,308)
     Recovery on accounts previously
       written-off .............................       8,452         --          8,452
                                                   ---------    ---------    ---------

Balance at December 31, 1996 ...................     285,600       23,420      309,020

     Accounts written-off ......................    (114,805)     (22,816)    (137,621)
     Recovery on accounts previously
       written-off .............................       6,927        4,610       11,537
     Transfer within accounts ..................     (89,223)      89,223         --
                                                   ---------    ---------    ---------

Balance at December 31, 1997 ...................      88,499       94,437      182,936

     Accounts written-off ......................      (1,566)        --         (1,566)
     Recovery on accounts previously
       written-off .............................      20,604         --         20,604
     Transfer within accounts ..................      (9,343)       9,343         --
     Reversal of allowance for doubtful accounts     (74,067)     (75,933)    (150,000)
                                                   ---------    ---------    ---------

Balance at December 31, 1998 ...................   $  24,127    $  27,847    $  51,974
                                                   =========    =========    =========

7.   Related Party Transactions

     As a result of the approval of the amendments as discussed in Note 2, in which the General Partner's right to receive certain fees was voluntarily waived, the Partnership reversed accrued and unpaid management fees in the amount of $529,125 of the $634,125 accrued and unpaid management fee as of December 31, 1997. The reversal consisted of $57,662 relating to 1997 accrued management fees and $471,463 relating to management fees from 1996 and prior. These management fees had been previously expensed but not paid to the General Partner. During the year ended December 31, 1996, the Partnership accrued General Partner management fees of $92,360. During the years ended December 31, 1998, 1997 and 1996 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $29,415, $59,126 and $93,494, respectively. These fees and reimbursements were charged to operations.

     In December 1998 the Partnership and three affiliates, L.P. Six, L.P. Seven and Eight A formed ICON BF, for the purpose of acquiring a lease with Portland General Electric. See Note 4 for additional information relating to the joint venture.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     In February 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and L.P. Six formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. See Note 4 for additional information relating to the joint venture.

8.    Tax Information (Unaudited)

      The following reconciles the net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31:

                                           1998           1997          1996
                                           ----           ----          ----

Net income per financial statements   $   773,695    $   978,533    $   923,727

Differences due to:
   Direct finance leases ..........       421,385        923,405        821,604
   Depreciation ...................      (443,142)      (809,958)          --
   Provision for losses ...........      (130,902)      (124,312)         1,856
   Gain (loss) on sale of equipment      (307,902)       (57,845)        (9,703)
   Management fee reversal ........          --         (529,125)          --
   Other ..........................        48,227       (106,322)        30,619
                                      -----------    -----------    -----------
Partnership income (loss) for
   federal income tax purposes ....   $   361,361    $   274,376    $ 1,768,103
                                      ===========    ===========    ===========

     As of December 31, 1998, the partners' capital accounts included in the financial statements totaled $2,833,010 compared to the partners' capital accounts for federal income tax purposes of $7,511,486 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke           Chairman, Chief Executive Officer and Director

Paul B. Weiss                  President and Director

Thomas W. Martin               Executive Vice President and Director

Kevin F. Redmond               Chief Financial Officer

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Beaufort J. B. Clarke, age 53, is Chairman, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 38, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 45, is Executive Vice President of the General Partner and Director of the Dealer-Man ager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has 14 years of senior management experience in the leasing business.

     Kevin F. Redmond, age 36, is Chief Financial Officer of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Redmond was Vice President and Controller of the General Partner, Manager of Accounting at NationsCredit Corp. and Audit Manager with the accounting firm of Deloitte & Touche.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1998, 1997 and 1996. See
Note 6 to the Financial Statements for a discussion of the reversal of previously accrued but unpaid management fee expense in 1997.

     Entity             Capacity      Type of Compensation      1998       1997      1996
     ------             --------      --------------------      ----       ----      ----

ICON Capital Corp.  General Partner  Administrative expense
                                       reimbursements          $29,415  $  59,126  $ 93,494
ICON Capital Corp.  General Partner  Management fees              -      (471,463)   92,360
                                                               -------  ---------  --------
                                                               $29,415  $(412,337) $185,854
                                                               =======  =========- ========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 15, 1998, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

 Title of Class             Amount Beneficially Owned        Percent of Class
 --------------             -------------------------        ----------------
General Partner            Represents initially a 1% and            100%
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

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     3. Exhibits - The following exhibits are incorporated herein by reference:

     (i) Form of Dealer-Manager Agreement (Incorporated herein by reference to Exhibit 1.1 to Amendment No. 2 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 30, 1990)

     (ii) Form of Selling Dealer Agreement  (Incorporated herein by reference to
          Exhibit 1.2 to Amendment No. 2 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 30, 1990)

     (iii)Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 30, 1990)

     (iv) Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on October 25, 1990)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the year ended December 31, 1998.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

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

                                 ICON CASH FLOW PARTNERS, L.P., Series C
                                 File No. 33-36376 (Registrant)
                                 By its General Partner, ICON Capital Corp.

Date: March 30, 1999             /s/ Beaufort J.B. Clarke
                                 ------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant


Date: March 30, 1999             /s/ Beaufort J.B. Clarke
                                 ------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director



Date: March 30, 1999             /s/ Paul B. Weiss
                                 -----------------------------------------------
                                 Paul B. Weiss
                                 President and Director



Date: March 30, 1999             /s/ Kevin F. Redmond
                                 -----------------------------------------------
                                 Kevin F. Redmond
                                 Chief Financial Officer
                                 (Principal Financial and Account Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.