Form 10-Q
period 1999-03-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 1999-05-13
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                         March 31, 1999
                     -----------------------------------------------------------

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

                                 Balance Sheets
                                   (unaudited)

                                                               March 31,    December 31,
                                                                 1999           1998
                                                               --------     -----------
       Assets

Cash .....................................................   $ 1,720,781    $ 1,983,281
                                                             -----------    -----------

Investment in financings
    Receivables due in installments ......................       535,625        645,067
    Unearned income ......................................       (46,002)       (60,405)
    Allowance for doubtful accounts ......................       (27,847)       (27,847)
                                                             -----------    -----------
                                                                 461,776        556,815
                                                             -----------    -----------

Investment in finance leases
    Minimum rents receivable .............................       369,784        469,525
    Estimated unguaranteed residual values ...............        60,706         77,884
    Unearned income ......................................       (28,349)       (40,861)
    Allowance for doubtful accounts ......................       (26,969)       (24,127)
                                                             -----------    -----------
                                                                 375,172        482,421
                                                             -----------    -----------

Investment in unconsolidated joint venture ...............        36,170         56,960
                                                             -----------    -----------

Total assets .............................................   $ 2,593,899    $ 3,079,477
                                                             ===========    ===========

       Liabilities and Partners' Equity

Accounts payable to General Partner and affiliates, net ..   $   113,042    $   175,586
Security deposits, deferred credits and other payables ...        73,168         70,881
                                                             -----------    -----------
                                                                 186,210        246,467
                                                             -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ......................................      (148,331)      (144,078)
    Limited partners (198,037 units outstanding,
      $100 per unit original issue price in 1998 and 1997,
      respectively) ......................................     2,556,020      2,977,088
                                                             -----------    -----------

Total partners' equity ...................................     2,407,689      2,833,010
                                                             -----------    -----------

Total liabilities and partners' equity ...................   $ 2,593,899    $ 3,079,477
                                                             ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                             1999        1998
                                                             ----        ----
Revenues

   Finance income .....................................   $  26,885    $  53,989
   Interest income and other ..........................      16,064       34,822
   Income from investment
     in unconsolidated joint venture ..................       1,941         --
   Net gain (loss) on sales or remarketing of equipment      (2,576)      79,155
                                                          ---------    ---------

   Total revenues .....................................      42,314      167,966
                                                          ---------    ---------

Expenses

   General and administrative .........................      12,330       15,868
   Administrative expense reimbursements
     - General Partner ................................       5,311        8,622
   Reversal of allowance for doubtful accounts ........        --        (20,085)
                                                          ---------    ---------

   Total expenses .....................................      17,641        4,405
                                                          ---------    ---------

Net income ............................................   $  24,673    $ 163,561
                                                          =========    =========

Net income allocable to:
   Limited partners ...................................   $  24,426    $ 161,925
   General Partner ....................................         247        1,636
                                                          ---------    ---------

                                                          $  24,673    $ 163,561
                                                          =========    =========

Weighted average number of limited
   partnership units outstanding ......................     198,037      198,187
                                                          =========    =========

Net income per weighted average limited
   partnership unit ...................................   $     .12    $     .82
                                                          =========    =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996
                                   (unaudited)

                          Limited Partner Distributions

                          Return of    Investment       Limited        General
                           Capital       Income         Partners       Partner         Total
                        (Per weighted average unit)
Balance at
   December 31, 1995                                  $ 5,700,171     $(116,740)    $ 5,583,431

Cash distributions
   to partners             $4.39         $4.61         (1,786,992)      (18,050)     (1,805,042)

Limited partnership
   units redeemed
   (330 units)                                            (10,369)        -             (10,369)

Net income                                                914,490         9,237         923,727
                                                      -----------     ---------     -----------

Balance at
   December 31, 1996                                    4,817,300      (125,553)      4,691,747

Cash distributions
   to partners             $4.12         $4.88         (1,784,993)      (18,030)     (1,803,023)

Limited partnership
   units redeemed
   (225 units)                                             (5,763)        -              (5,763)

Net income                                                968,748         9,785         978,533
                                                      -----------     ---------     -----------

Balance at
   December 31, 1997                                    3,995,292      (133,798)      3,861,494

Cash distributions
   to partners             $5.13         $3.87         (1,782,770)      (18,017)     (1,800,787)

Limited partnership
   units redeemed
   (208 units)                                             (1,392)        -              (1,392)

Net income                                                765,958         7,737         773,695
                                                      -----------     ---------     -----------

Balance at
   December 31, 1998                                    2,977,088      (144,078)      2,833,010

                                                                              (continued on next page)


                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

              Statements of Changes in Partners' Equity (continued)

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996

                                   (unaudited)

                          Limited Partner Distributions

                         Return of    Investment      Limited         General
                          Capital       Income        Partners        Partner        Total
                       (Per weighted average unit)
Cash distributions
   to partners             $2.13         $.12          (445,494)       (4,500)      (449,994)

Net income                                               24,426           247         24,673
                                                     ----------     ---------     ----------

Balance at March 31, 1999                            $2,556,020     $(148,331)    $2,407,689
                                                     ==========     =========     ==========



























See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                    1999         1998
                                                                    ----         ----
Cash flows from operating activities:
   Net income ..............................................   $    24,673    $   163,561
                                                               -----------    -----------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net gain on sales or remarketing of equipment ..........         2,576        (79,155)
    Interest income accrued on note receivable - affiliate .          --           (1,238)
    Income from investment in unconsolidated joint venture .        (1,941)          --
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ....       161,720        271,699
     Distribution from unconsolidated joint venture ........        22,731           --
     Security deposits, deferred credits and other payables        (38,697)        93,264
     Accounts payable to General Partner and affiliates, net       (62,544)         8,002
     Other, net ............................................        67,503         76,751
                                                               -----------    -----------

          Total adjustments ................................       151,348        369,323
                                                               -----------    -----------

     Net cash provided by operating activities .............       176,021        532,884
                                                               -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ........................        11,473         93,238
                                                               -----------    -----------

     Net cash provided by investing activities .............        11,473         93,238
                                                               -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners ..........................      (449,994)      (450,425)
   Loan to affiliate .......................................          --         (150,000)
                                                               -----------    -----------

     Net cash used in financing activities .................      (449,994)      (600,425)
                                                               -----------    -----------

Net increase (decrease) in cash ............................      (262,500)        25,697

Cash at beginning of period ................................     1,983,281      2,186,149
                                                               -----------    -----------

Cash at end of period ......................................   $ 1,720,781    $ 2,211,846
                                                               ===========    ===========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

                                   (unaudited)

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series C (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K.

2.   Amendment to Partnership Agreement

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. The remaining $105,000 of unpaid management fees will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

3.     Related Party Transactions

       As a result of the approval of the amendments, as discussed in Note 2, the General Partner did not accrue any management fees for the three months ended March 31, 1999 and 1998. The Partnership paid or accrued administrative expense reimbursements of $5,311 and $8,622 during the three months ended March 31, 1999 and 1998, respectively, which were charged to operations.

       In March 1998, the Partnership loaned ICON Cash Flow Partners, L.P., Series B ("Series B"), an affiliate, $150,000. The loan bore interest at the rate of 11%. The loan was paid in full in June 1998. Series B paid $1,238 to the Partnership for interest related to the note.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman
Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. (See Note 4 for additional information relating to the joint venture.)

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.   Investments in Joint Ventures

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

     In December 1998 the Partnership and three affiliates, L.P. Six, L.P. Seven and Eight A formed ICON BF, for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, L.P. Six, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by L.P. Six from ICON BF for $3,801,108.

     On March 30, 1999, ICON BF acquired L.P. Six's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. ICON BF received $7,643,867 from the financing. There was no gain or loss to L.P. Six on this transaction. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

     Information as to the financial position of ICON BF as of March 31, 1999 is summarized below:

                                                       March 31, 1999

          Assets                                      $    25,365,163
                                                      ===============

          Liabilities                                 $    18,131,166
                                                      ===============

          Equity                                      $     7,233,997
                                                      ===============

          Partnership's share of equity               $        36,170
                                                      ===============

          Net income                                  $       388,238
                                                      ===============

          Partnership's share of net income           $         1,941
                                                      ===============

          Distributions                               $     4,546,230
                                                      ===============

          Partnership's share of distributions        $        22,731
                                                      ===============

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 March 31, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

       The Partnership's portfolio consisted of a net investment in financings, finance leases and equity investment in unconsolidated joint venture representing 53%, 43% and 4% of total investments at March 31, 1999, respectively, and 48%, 52% and 0% of total investments at March 31, 1998, respectively.

Results of Operations for the Three Months Ended March 31, 1998 and 1997

     For the three months ended March 31, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At March 31, 1999 the weighted average remaining transaction term of the portfolio was 12 months.

     Revenues for the three months ended March 31, 1999 were $42,314 representing a decrease of $125,652 or 75% from 1998. The decrease in revenues was due to a decrease in net gain on sales or remarketing of equipment of $81,731 or 103%, a decrease in interest income and other of $18,758 or 54% and a decrease in finance income of $27,104 or 50%. These decreases were partially offset by an increase in income from investments in unconsolidated joint ventures of $1,941. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in interest income and other was due to a decrease in interest income resulting from a decrease in the average cash balance from 1998 to 1999, and a decrease in collection of late charges. In December 1998, the Partnership, along with three affiliates, contributed to a joint venture, ICON Boardman Funding LLC ("ICON BF"), which acquired a finance lease with Portland General Electric. Therefore, the Partnership earned income from unconsolidated joint ventures in the first quarter of 1999 compared to the first quarter of 1998 when the partnership had no investment in unconsolidated joint ventures.

         Expenses for the three months ended March 31, 1999 were $17,641 representing an increase of $13,236 or 300%. For the three months ended March 31, 1998 a reversal of the allowance for doubtful accounts reduced quarterly expenses by $20,085. Without the effect of the reversal, expenses for the three months ended March 31, 1999 would have decreased compared to the three months ended March 31, 1998 due to a decrease in general and administrative expense of $3,538 or 22% and a decrease in administrative expense reimbursements of $3,311 or 38%. Based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, the Partnership determined that no provision for bad debt was required for the three months ended March 31, 1999. The decreases in general and administrative expense and administrative expense reimbursements were a result of a decrease in the average size of the finance lease portfolio from 1998 to 1999.

       Net income for the three months ended March 31, 1999 and 1998 was $24,673 and $163,561, respectively. The net income per weighted average limited partnership unit was $.12 and $.82 for 1999 and 1998, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

       The Partnership's primary sources of funds for the three months ended March 31, 1999 and 1998 were net cash provided by operations of $176,021 and $532,884, respectively, and proceeds from sales of equipment of $11,473 and $93,238, respectively. These funds were used to fund cash distributions and to make a loan to an affiliate in 1998.

       Cash distributions to limited partners for the three months ended March 31, 1999 and 1998, which were paid monthly, totaled $445,494 and $445,921, respectively, of which $24,426 and $161,925 was investment income and $421,068 and $283,996 was a return of capital, respectively. The monthly cash distribution rate was 9.00%, of which .49% and 3.27% was investment income and 8.51% and 5.73% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1999 and 1998 was $2.25, of which $.12 and $.82 was investment income and $2.13 and $1.43 was a return of capital, respectively.

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. The remaining $105,000 of unpaid management fees will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

     In December 1998 the Partnership and three affiliates, L.P. Six, L.P. Seven and Eight A formed ICON Boardman Funding LLC, for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, L.P. Six, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in the joint venture. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions, thereafter. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by L.P. Six from ICON BF for $3,801,108.

     On March 30, 1999, ICON BF acquired L.P. Six's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. ICON BF received $7,643,867 from the financing. There was no gain or loss to L.P. Six on this transaction. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

       As of March 31, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

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

                                   ICON CASH FLOW PARTNERS, L.P., Series C
                                   File No. 33-36376 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




May 13, 1999                       /s/ Kevin F. Redmond
------------                       ---------------------------------------------
    Date                           Kevin F. Redmond
                                   Chief Financial Officer
                                   (Principal financial and account officer
                                   of the General Partner of the Registrant)