Form 10-Q
period 1999-06-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1999-08-13
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                             June 30, 1999
                     -----------------------------------------------------------

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

                                 Balance Sheets
                                   (unaudited)

                                                            June 30,     December 31,
                                                              1999           1998
       Assets

Cash ..................................................   $ 1,496,696    $ 1,983,281
                                                          -----------    -----------

Investment in financings
    Receivables due in installments ...................       451,806        645,067
    Unearned income ...................................       (33,862)       (60,405)
    Allowance for doubtful accounts ...................       (27,847)       (27,847)
                                                          -----------    -----------
                                                              390,097        556,815
                                                          -----------    -----------

Investment in finance leases
    Minimum rents receivable ..........................       289,207        469,525
    Estimated unguaranteed residual values ............        11,901         77,884
    Unearned income ...................................       (17,941)       (40,861)
    Allowance for doubtful accounts ...................       (26,969)       (24,127)
                                                          -----------    -----------
                                                              256,198        482,421
                                                          -----------    -----------

Investment in unconsolidated joint venture ............        37,728         56,960
                                                          -----------    -----------

Other assets ..........................................        11,223           --
                                                          -----------    -----------

Total assets ..........................................   $ 2,191,942    $ 3,079,477
                                                          ===========    ===========

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables    $    64,976    $    70,881
Accounts payable to General Partner and affiliates, net          --          175,586
                                                          -----------    -----------
                                                               64,976        246,467
                                                          -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ...................................       (47,187)      (144,078)
    Limited partners (198,037 units outstanding,
      $100 per unit original issue price) .............     2,174,153      2,977,088
                                                          -----------    -----------

Total partners' equity ................................     2,126,966      2,833,010
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 2,191,942    $ 3,079,477
                                                          ===========    ===========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                           For the Three Months    For the Six Months
                                              Ended June 30,          Ended June 30,
                                             1999       1998          1999      1998
                                             ----       ----          ----      ----
Revenues

   Net gain on sales or remarketing
     of equipment ......................   $ 42,163   $  7,715     $ 39,587   $ 86,870
   Finance income ......................     20,682     46,398       47,567    100,387
   Interest income and other ...........     17,461     32,396       33,525     87,303
   Income from equity investment
     in joint venture ..................      1,558       --          3,499       --
                                           --------   --------     --------   --------

   Total revenues ......................     81,864     86,509      124,178    274,560
                                           --------   --------     --------   --------

Expenses

   General and administrative ..........     12,982     21,100       25,312     36,968
   Administrative expense reimbursements
     - General Partner .................      4,618      8,172        9,929     16,794
                                           --------   --------     --------   --------

   Total expenses ......................     17,600     29,272       35,241     53,762
                                           --------   --------     --------   --------

Net income .............................   $ 64,264   $ 57,237     $ 88,937   $220,798
                                           ========   ========     ========   ========

Net income allocable to:
   Limited partners ....................   $ 63,621   $ 56,665     $ 88,048   $218,590
   General Partner .....................        643        572          889      2,208
                                           --------   --------     --------   --------

                                           $ 64,264   $ 57,237     $ 88,937   $220,798
                                           ========   ========     ========   ========

Weighted average number of limited
   partnership units outstanding .......    198,037    198,037      198,037    198,332
                                           ========   ========     ========   ========

Net income per weighted average
   limited partnership unit ............   $    .32   $    .29     $    .44   $   1.10
                                           ========   ========     ========   ========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1999 and
                        the Year Ended December 31, 1998
                                   (unaudited)

                          Limited Partner Distributions

                           Return of       Investment        Limited       General
                            Capital          Income          Partners      Partner       Total
                          (Per weighted average unit)
Balance at
   December 31, 1997                                       $ 3,995,292    (133,798)    3,861,494

Cash distributions
   to partners             $  5.13         $   3.87         (1,782,770)    (18,017)   (1,800,787)

Limited partnership
   units redeemed
   (208 units)                                                  (1,392)      -            (1,392)

Net income                                                     765,958       7,737       773,695
                                                           -----------   ---------   -----------

Balance at
   December 31, 1998                                         2,977,088    (144,078)    2,833,010

Cash distributions
   to partners             $  4.06         $    .44           (890,983)     (8,998)     (899,981)

Capital contribution
   General Partner                                               -         105,000       105,000

Net income                                                      88,048         889        88,937
                                                           -----------   ---------   -----------

Balance at June 30, 1999                                   $ 2,174,153   $(47,187)   $  2,126,966
                                                           ===========   =========   ============












See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                   1999          1998
                                                                   ----          ----

Cash flows from operating activities:
   Net income ..............................................   $    88,937    $   220,798
                                                               -----------    -----------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net gain on sales or remarketing of equipment ..........       (39,587)       (86,870)
    Income from investment in unconsolidated joint venture .        (3,499)          --
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ....       310,022        535,774
     Distribution from unconsolidated joint venture ........        22,731           --
     Security deposits, deferred credits and other payables         (5,905)        83,756
     Accounts payable to General Partner and affiliates, net      (175,586)        44,191
     Other, net ............................................       (49,703)        34,013
                                                               -----------    -----------

          Total adjustments ................................        58,473        610,864
                                                               -----------    -----------

     Net cash provided by operating activities .............       147,410        831,662
                                                               -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ........................       160,986        155,873
                                                               -----------    -----------

     Net cash provided by investing activities .............       160,986        155,873
                                                               -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners ..........................      (899,981)      (900,757)
   Capital contribution - General Partner ..................       105,000           --
   Redemption of limited partnership units .................          --           (1,392)
                                                               -----------    -----------

     Net cash used in financing activities .................      (794,981)      (902,149)
                                                               -----------    -----------

Net increase (decrease) in cash ............................      (486,585)        85,386

Cash at beginning of period ................................     1,983,281      2,186,149
                                                               -----------    -----------

Cash at end of period ......................................   $ 1,496,696    $ 2,271,535
                                                               ===========    ===========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1999

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

2.   Amendment to Partnership Agreement

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. In June 1999, the Partnership paid the remaining $105,000 of accrued management fees to the General Partner. The General Partner subsequently remitted this amount back to the Partnership as an additional capital contribution.

3.   Related Party Transactions

     As a result of the approval of the amendments, as discussed in Note 2, the General Partner did not accrue any management fees for the six months ended June 30, 1999 and 1998. The Partnership paid or accrued administrative expense reimbursements of $9,929 and $16,794 during the six months ended June 30, 1999 and 1998, respectively, which were charged to operations.

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

     Information as to the financial position of ICON BF as of and for the six months ended June 30, 1999 is summarized below:

                                              June 30, 1999

   Assets                                      $26,061,621
                                               ===========

   Liabilities                                 $18,516,096
                                               ===========

   Equity                                      $ 7,545,525
                                               ===========

   Partnership's share of equity               $    37,728
                                               ===========

                                            Six Months Ended
                                              June 30, 1999

   Net income                                  $   699,768
                                               ===========

   Partnership's share of net income           $     3,499
                                               ===========

   Distributions                               $ 4,546,230
                                               ===========

   Partnership's share of distributions        $    22,731
                                               ===========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                  June 30, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in financings, finance leases and equity investment in unconsolidated joint venture representing 57%, 38%, and 5% of total investments at June 30, 1999, respectively, and 47%, 53% and 0% of total investments at June 30, 1998, respectively.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

     For the three months ended June 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At June 30, 1999 the weighted average remaining transaction term of the portfolio was 14 months.

     Revenues for the three months ended June 30, 1999 were $81,864 representing a decrease of $4,645 or 5% from 1998. The decrease in revenues was due to a decrease in finance income of $25,716 or 55%, and a decrease in interest income and other of $14,935 or 46% from 1998. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $34,448 or 447% and an increase in income from an investment in an unconsolidated joint venture of $1,558. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in interest income and other was due to a decrease in interest income resulting from a decrease in the average cash balance from 1998 to 1999, and a decrease in collection of late charges. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. In December 1998, the Partnership, along with three affiliates, contributed to a joint venture, ICON Boardman Funding LLC ("ICON BF"), which acquired a finance lease with Portland General Electric. Therefore, the Partnership earned income from an unconsolidated joint venture in the second quarter of 1999 compared to no comparable income in the second quarter of 1998 when the partnership had no investment in unconsolidated joint ventures.

     Expenses for the three months ended June 30, 1999 were $17,600 representing a decrease of $11,672 or 40%. The decrease in expenses was due to a decrease in general and administrative expense of $8,118 or 38% and a decrease in administrative expense reimbursements of $3,554 or 43%. The decreases in general and administrative expense and administrative expense reimbursements were a result of a decrease in the average size of the finance lease portfolio from 1998 to 1999.

     Net income for the three  months  ended June 30,  1999 and 1998 was $64,264
and  $57,237,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.32 and $.29 for 1999 and 1998, respectively.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

     For the six months ended June 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At June 30, 1999 the weighted average remaining transaction term of the portfolio was 14 months.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

     Revenues for the six months ended June 30, 1999 were $124,178 representing a decrease of $150,382 or 55% from 1998. The decrease in revenues was due to a decrease in interest income and other of $53,778 or 62%, a decrease in finance income of $52,820 or 53%, and a decrease in net gain on sales or remarketing of equipment of $47,283 or 54%. These decreases were partially offset by an increase in income from an investment in an unconsolidated joint venture of $3,499. The decrease in interest income and other was due to a decrease in interest income resulting from a decrease in the average cash balance from 1998 to 1999, and a decrease in collection of late charges. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. In December 1998, the Partnership, along with three affiliates, contributed to a joint venture, ICON Boardman Funding LLC ("ICON BF"), which acquired a finance lease with Portland General Electric. Therefore, the Partnership earned income from an unconsolidated joint venture for the six months ended June 30, 1999 compared to no comparable income in the six months ended June 30, 1998 when the partnership had no investment in unconsolidated joint ventures.

     Expenses for the six months ended June 30, 1999 were $35,241 representing a decrease of $18,521 or 34%. The decrease was due to a decrease in general and administrative expense of $11,656 or 32% and a decrease in administrative expense reimbursements of $6,865 or 41%. The decreases in general and administrative expense and administrative expense reimbursements were a result of a decrease in the average size of the finance lease portfolio from 1998 to 1999.

     Net income for the six months ended June 30, 1999 and 1998 was $88,937 and $220,798, respectively. The net income per weighted average limited partnership unit was $.44 and $1.10 for 1999 and 1998, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 1999 and 1998 were net cash provided by operations of $147,410 and $831,662, respectively, and proceeds from sales of equipment of $160,986 and $155,873, respectively. These funds were used to fund cash distributions and to make a loan to an affiliate in 1998.

     Cash distributions to limited partners for the six months ended June 30, 1999 and 1998, which were paid monthly, totaled $890,983 and $891,749, respectively, of which $88,048 and $218,590 was investment income and $802,935 and $673,159 was a return of capital, respectively. The monthly annualized cash distribution rate for the six months ended June 30, 1998 and June 30, 1999 was 9%, of which .89% and 2.2% was investment income and 8.11% and 6.8% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1999 and 1998 was $4.50, of which $.44 and $1.10 was investment income and $4.06 and $3.40 was a return of capital, respectively.

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. In June 1999, the Partnership paid the remaining $105,000 of accrued management fees to the General Partner. The General Partner subsequently remitted this amount back to the Partnership as an additional capital contribution.

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

     As of June 30, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

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

                                       ICON CASH FLOW PARTNERS, L.P., Series C
                                       File No. 33-36376 (Registrant)
                                       By its General Partner,
                                       ICON Capital Corp.




August 12, 1999                        /s/ Patricia A. Walsh
---------------                        -----------------------------------------
    Date                               Patricia A. Walsh
                                       Vice President and Controller
                                       (Principal financial and account officer
                                       of the General Partner of the Registrant)