Form 10-Q
period 1999-09-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 1999-11-12
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                         September 30, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                           0-27904
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

                                 Balance Sheets
                                   (unaudited)

                                                          September 30,  December 31,
                                                              1999           1998
                                                          ------------   -----------
       Assets

Cash ..................................................   $ 1,207,361    $ 1,983,281
                                                          -----------    -----------

Investment in financings
    Receivables due in installments ...................       371,937        645,067
    Unearned income ...................................       (23,695)       (60,405)
    Allowance for doubtful accounts ...................       (27,847)       (27,847)
                                                          -----------    -----------
                                                              320,395        556,815
                                                          -----------    -----------

Investment in finance leases
    Minimum rents receivable ..........................       217,824        469,525
    Estimated unguaranteed residual values ............        11,900         77,884
    Unearned income ...................................       (11,144)       (40,861)
    Allowance for doubtful accounts ...................       (26,969)       (24,127)
                                                          -----------    -----------
                                                              191,611        482,421
                                                          -----------    -----------

Investment in unconsolidated joint venture ............        39,415         56,960
                                                          -----------    -----------

Other assets ..........................................         3,359           --
                                                          -----------    -----------

Total assets ..........................................   $ 1,762,141    $ 3,079,477
                                                          ===========    ===========

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables    $    69,612    $    70,881
Accounts payable to General Partner and affiliates, net          --          175,586
                                                          -----------    -----------
                                                               69,612        246,467
                                                          -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ...................................       (51,530)      (144,078)
    Limited partners (198,037 units outstanding,
      $100 per unit original issue price) .............     1,744,059      2,977,088
                                                          -----------    -----------

Total partners' equity ................................     1,692,529      2,833,010
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 1,762,141    $ 3,079,477
                                                          ===========    ===========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                            For the Three Months      For the Nine Months
                                             Ended September 30,      Ended September 30,
                                               1999       1998         1999        1998
                                               ----       ----         ----        ----
Revenues

   Net gain on sales of equipment ......   $   6,771   $ 355,036    $  46,358   $ 441,906
   Finance income ......................      16,961      39,066       64,528     139,453
   Interest income and other ...........      16,397      23,889       49,922      91,107
   Income from investment in
     unconsolidated joint venture ......       1,687        --          5,186        --
                                           ---------   ---------    ---------   ---------

   Total revenues ......................      41,816     417,991      165,994     672,466
                                           ---------   ---------    ---------   ---------

Expenses

   General and administrative ..........      22,827      21,798       48,139      58,766
   Administrative expense reimbursements
     - General Partner .................       3,433       6,641       13,362      23,435
   Reversal of allowance for
     doubtful accounts .................        --      (130,000)        --      (130,000)
                                           ---------   ---------    ---------   ---------

   Total expenses ......................      26,260    (101,561)      61,501     (47,799)
                                           ---------   ---------    ---------   ---------

Net income .............................   $  15,556   $ 519,552    $ 104,493   $ 720,265
                                           =========   =========    =========   =========

Net income allocable to:
   Limited partners ....................   $  15,400   $ 514,356    $ 103,448   $ 713,062
   General Partner .....................         156       5,196        1,045       7,203
                                           ---------   ---------    ---------   ---------

                                           $  15,556   $ 519,552    $ 104,493   $ 720,265
                                           =========   =========    =========   =========

Weighted average number of limited
   partnership units outstanding .......     198,037     198,037      198,037     198,104
                                           =========   =========    =========   =========

Net income per weighted average
   limited partnership unit ............   $     .08   $    2.60    $     .52   $    3.60
                                           =========   =========    =========   =========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1999 and
                        the Year Ended December 31, 1998
                                   (unaudited)

                        Limited Partner Distributions
                        -----------------------------

                          Return of     Investment      Limited         General
                           Capital        Income        Partners        Partner        Total
                          ---------     ----------      --------        -------        -----
                        (Per weighted average unit)

Balance at
   December 31, 1997                                  $ 3,995,292     $(133,798)    $ 3,861,494

Cash distributions
   to partners             $5.13         $3.87         (1,782,770)      (18,017)     (1,800,787)

Limited partnership
   units redeemed
   (208 units)                                             (1,392)        -              (1,392)

Net income                                                765,958         7,737         773,695
                                                      -----------     ---------     -----------

Balance at
   December 31, 1998                                    2,977,088      (144,078)      2,833,010

Cash distributions
   to partners             $6.23         $ .52         (1,336,477)      (13,497)     (1,349,974)

Capital contribution
   General Partner                                           -          105,000         105,000

Net income                                                103,448         1,045         104,493
                                                      -----------     ---------     -----------

Balance at
  September 30, 1999                                  $ 1,744,059     $ (51,530)    $ 1,692,529
                                                      ===========     =========     ===========










See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                   1999           1998
                                                                   ----           ----

Cash flows from operating activities:
   Net income ..............................................   $   104,493    $   720,265
                                                               -----------    -----------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net gain on sales or remarketing of equipment ..........       (46,358)      (441,906)
    Income from investment in unconsolidated joint venture .        (5,186)          --
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ....       449,031        794,907
     Distribution from unconsolidated joint venture ........        22,731           --
     Security deposits, deferred credits and other payables         (1,269)      (364,756)
     Miscellaneous receivables and other assets ............        (3,359)        87,620
     Accounts payable to General Partner and affiliates, net      (175,586)        64,821
     Other, net ............................................       (47,634)       (83,662)
                                                               -----------    -----------

          Total adjustments ................................       192,370         57,024
                                                               -----------    -----------

     Net cash provided by operating activities .............       296,863        777,289
                                                               -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ........................       172,191        509,808
                                                               -----------    -----------

     Net cash provided by investing activities .............       172,191        509,808
                                                               -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners ..........................    (1,349,974)    (1,350,713)
   Capital contribution - General Partner ..................       105,000           --
   Redemption of limited partnership units .................          --           (1,392)
                                                               -----------    -----------

     Net cash used in financing activities .................    (1,244,974)    (1,352,105)
                                                               -----------    -----------

Net decrease in cash .......................................      (775,920)       (65,008)

Cash at beginning of period ................................     1,983,281      2,186,149
                                                               -----------    -----------

Cash at end of period ......................................   $ 1,207,361    $ 2,121,141
                                                               ===========    ===========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1999

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

2.    Amendment to Partnership Agreement

      The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. In June 1999, the Partnership paid the remaining $105,000 of previously accrued management fees to the General Partner. The General Partner subsequently remitted this amount back to the Partnership as an additional capital contribution.

3.    Related Party Transactions

      As a result of the approval of the amendments, as discussed in Note 2, the General Partner did not accrue any management fees for the nine months ended September 30, 1999 and 1998. The Partnership paid or accrued administrative expense reimbursements of $13,362 and $23,435 during the nine months ended September 30, 1999 and 1998, respectively, which were charged to operations.

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

     Information as to the financial position of ICON BF as of and for the nine months ended September 30, 1999 is summarized below:

                                                   September 30, 1999
                                                   ------------------

          Assets                                      $26,362,449
                                                      ===========

          Liabilities                                 $18,479,556
                                                      ===========

          Equity                                      $ 7,882,893
                                                      ===========

          Partnership's share of equity               $    39,415
                                                      ===========

                                                  Nine Months Ended
                                                  September 30, 1999
                                                  ------------------

          Net income                                  $1,037,134
                                                      ==========

          Partnership's share of net income           $    5,186
                                                      ==========

          Distributions                               $4,546,230
                                                      ==========

          Partnership's share of distributions        $   22,731
                                                      ==========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                               September 30, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in financings, finance leases and equity investment in unconsolidated joint venture representing 58%, 35%, and 7% of total investments at September 30, 1999, respectively, and 51%, 49% and 0% of total investments at September 30, 1998, respectively.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

      For the three months ended September 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements.

      Revenues for the three months ended September 30, 1999 were $41,816 representing a decrease of $376,175 or 90% from 1998. The decrease in revenues was primarily due to a decrease in net gain on sales of equipment of $348,265 or 98%, a decrease in finance income of $22,105 or 57%, and a decrease in interest income and other of $7,492 or 31%. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in interest income and other was due to a decrease in the amount of late charges, and a decrease in the average cash balance from 1998 to 1999.

      Expenses for the three months ended September 30, 1999 were $26,260 representing an increase of $127,821 or 126%. The increase in expenses was due to the reversal of allowance for doubtful accounts of $130,000 that occurred in 1998. The increase was also due to an increase in general and administrative expenses of $1,029 or 5%, which was partially offset by a decrease in administrative expense reimbursements of $3,208 or 48%.

      Net income for the three months ended September 30, 1999 and 1998 was $15,556 and $519,552, respectively. The net income per weighted average limited partnership unit was $.08 and $2.60 for 1999 and 1998, respectively.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

     For the nine months ended September 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

      Revenues for the nine months ended September 30, 1999 were $165,994, representing a decrease of $506,472 or 75% from 1998. The decrease in revenues was due to a decrease in net gain on sales or remarketing of equipment of $395,548 or 90%, a decrease in finance income of $74,925 or 54%, and a decrease in interest income and other of $41,185 or 45% from 1998. There was also an increase in income from investment in unconsolidated joint venture of $5,186. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1998 to 1999. The decrease in interest income and other resulted from a decrease in the average cash balance from 1998 to 1999. This decrease is partially offset by an increase in income from joint venture of $5,186. In December 1998, the Partnership, along with three affiliates, contributed to a joint venture, ICON Boardman Funding LLC ("ICON BF"), which acquired a finance lease with Portland General Electric. Therefore, the Partnership earned income from an unconsolidated joint venture for the nine months ended September 30, 1999 compared to no comparable income in the nine months ended September 30, 1998 when the partnership had no investment in unconsolidated joint ventures.

      Expenses for the nine months ended September 30, 1999 were $61,501, representing an increase of $109,300. The increase in expenses was due to the reversal in allowance for doubtful accounts of $130,000 that occurred in 1998. This increase was partially offset by a decrease in general and administrative expenses of $10,627 or 18% and a decrease in administrative expense reimbursements of $10,073 or 43%.

      Net income for the nine months ended September 30, 1999 and 1998 was $104,493 and $720,265, respectively. The net income per weighted average limited partnership unit was $.52 and $3.60 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the nine months ended September 30, 1999 and 1998 were net cash provided by operations of $296,862 and $777,289, respectively, and proceeds from sales of equipment of $172,191 and $509,808, respectively. These funds were used to fund cash distributions and to make a loan to an affiliate in 1998.

      Cash distributions to limited partners for the nine months ended September 30, 1999 and 1998, which were paid monthly, totaled $1,336,477 and $1,337,201,
respectively,   of  which  $103,448  and  $713,062  was  investment  income  and
$1,233,029 and $624,139 was a return of capital, respectively. The monthly annualized cash distribution rate for the nine months ended September 30, 1999 and September 30, 1998 was 9.0%, of which .70% and 4.80% was investment income and 8.30% and 4.20% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1999 and 1998 was $6.75 and $6.75, respectively, of which $.52 and $3.60 was investment income and $6.23 and $3.15 was a return of capital, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

      As of September 30, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

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

                                   ICON CASH FLOW PARTNERS, L.P., Series C
                                   File No. 33-36376 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




November 12, 1999                  /s/ Thomas W. Martin
-----------------                  ---------------------------------------------
    Date                           Thomas W. Martin
                                   Executive Vice President
                                   (Principal financial and accounting officer
                                   of the General Partner of the Registrant)