Form 10-K
period 1999-12-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 2000-03-30
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1999
                          ------------------------------------------------------
                                                        or

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

              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code            (914) 993-1700
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                                    Name of each exchange on
                                                            which registered

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

                                TABLE OF CONTENTS

Item                                                                      Page

PART I

1.   Business                                                              3-4

2.   Properties                                                              5

3.   Legal Proceedings                                                       5

4.   Submission of Matters to a Vote of Security Holders                     5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                 5

6.   Selected Financial and Operating Data                                   6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                   7-9

8.   Financial Statements and Supplementary Data                         10-25

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                    26

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                     26-27

11.  Executive Compensation                                                 27

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                         28

13.  Certain Relationships and Related Transactions                         28

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        29

SIGNATURES                                                                  30

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed in June 1990 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 3, 1991, with the admission of 15,249.37 limited partnership units. Between January 4, 1991 and June 21, 1991 (the final closing date), 184,750.63 additional units were admitted bringing the final admission to 200,000 units totaling $20,000,000 in capital contributions. Between 1993 and 1997, the Partnership redeemed 1,755 limited partnership units. In 1998 the Partnership redeemed 208 units, leaving 198,037 limited partnership units outstanding at December 31, 1998 and 1999, respectively. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue. The previously accrued and unpaid management fees of $105,000 were paid to the General Partner in 1999. The General Partner subsequently remitted this amount back to the Partnership as an additional capital contribution.

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

                                December 31, 1999

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

Lease and Financing Transactions

     The Partnership did not lease or finance any new equipment for the years ended December 31, 1999 and 1998. At December 31, 1999, the weighted average initial transaction term of the portfolio was 58 months. A summary of the portfolio equipment cost by category held at December 31, 1999 and 1998 is as follows:

                                           December 31, 1999           December 31, 1998
                                           -----------------           -----------------

Category                                Cost         Percent       Cost        Percent

Restaurant equipment .............   $  657,423       30.1%     $1,242,630       34.1%
Computer systems .................      551,423       25.3         978,136       26.8
Manufacturing & production .......      252,449       11.6         378,526       10.4
Printing .........................      223,231       10.2         237,459        6.5
Medical ..........................      159,469        7.3         186,032        5.1
Office furniture & fixtures ......      119,242        5.5         232,067        6.3
Video production .................       65,815        3.0          95,511        2.6
Copiers ..........................       50,566        2.3          50,566        1.4
Telecommunications ...............       49,359        2.3         105,651        2.9
Automotive equipment .............       43,283        2.0          43,283        1.2
Retail systems ...................       10,164        0.4          38,844        1.1
Construction .....................         --          --           58,230        1.6
                                     ----------      -----      ----------      -----
                                     $2,182,424      100.0%     $3,646,935      100.0%
                                     ==========      =====      ==========      =====

     The Partnership has one lease which individually represented greater than 10% of the total portfolio equipment cost at December 31, 1999. The lease is with Hometown Buffet, Inc. The underlying equipment is restaurant equipment and the purchase price of the equipment represents 29% of the total portfolio equipment cost at December 31, 1999.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                           Number of Equity Security Holders
Title of Class                                     as of December 31,
--------------                             ---------------------------------
                                                 1999              1998
                                                 ----              ----

Limited partners                                1,741             1,733
General Partner                                     1                 1

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 6.  Selected Financial and Operating Data

                                                  Years Ended December 31,
                             ---------------------------------------------------------------

                                 1999         1998        1997         1996        1995
                                 ----         ----        ----         ----        ----

Total revenues ...........   $  214,555   $  756,341   $  631,332   $1,170,549   $1,059,354
                             ==========   ==========   ==========   ==========   ==========

Net income ...............   $  128,503   $  773,695   $  978,533   $  923,727   $  400,885
                             ==========   ==========   ==========   ==========   ==========

Net income allocable to
  limited partners .......   $  127,218   $  765,958   $  968,748   $  914,490   $  396,876
                             ==========   ==========   ==========   ==========   ==========

Net income allocable to
  the General Partner ....   $    1,285   $    7,737   $    9,785   $    9,237   $    4,009
                             ==========   ==========   ==========   ==========   ==========

Weighted average
  limited partnership
  units outstanding ......      198,037      198,087      198,332      198,551      199,558
                             ==========   ==========   ==========   ==========   ==========

Net income per
  weighted average
  limited partnership unit   $      .64   $     3.87   $     4.88   $     4.61   $     1.99
                             ==========   ==========   ==========   ==========   ==========

Distributions to
  limited partners .......   $1,707,724   $1,782,770   $1,784,993   $1,786,992   $1,796,363
                             ==========   ==========   ==========   ==========   ==========

Distributions to the
  General Partner ........   $   17,247   $   18,017   $   18,030   $   18,050   $   18,144
                             ==========   ==========   ==========   ==========   ==========

                                             December 31,
                   -------------------------------------------------------------

                      1999         1998         1997         1996        1995
                      ----         ----         ----         ----        ----

Total assets ...   $1,393,012   $3,079,477   $4,316,353   $6,643,704  $9,781,663
                   ==========   ==========   ==========   ==========  ==========

Partners' equity   $1,341,542   $2,833,010   $3,861,494   $4,691,747  $5,583,431
                   ==========   ==========   ==========   ==========  ==========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in financings, finance leases and investment in joint venture of 60%, 31%, 9% of total investments, respectively, at December 31, 1999 and 51%, 44% and 5% of total investments, respectively, at December 31, 1998.

Results of Operations

Years Ended December 31, 1999 and 1998

     Revenues for the year ended December 31, 1999 were $214,555, representing a decrease of $541,786 from 1998. The decrease in revenues resulted primarily from a decrease in gain on sales of equipment of $413,392, a decrease in interest income and other of $39,931 and a decrease in finance income of $94,421. The decrease was partially offset by an increase in income from investment in joint venture of $5,958. The gain on sales of equipment decreased due to a decrease in the number of leases maturing in which the underlying equipment was sold. The decrease in interest income and other resulted from a decrease in the average cash balance from 1998 to 1999. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1998 to 1999. In December 1998, the Partnership entered into a new joint venture, however, there was no revenue generated from such joint venture in 1998 compared to $5,958 generated in 1999.

     Expenses for the year ended December 31, 1999 totaled $86,052, representing an increase of $103,406 from 1998. The increase resulted primarily from a 1998 reversal of a $150,000 allowance for doubtful accounts which was partially offset by a decrease in general and administrative expense of $33,768 and a decrease in administrative expense reimbursements of $12,826. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1998 to 1999. The reversal of the allowance for doubtful accounts in 1998 resulted from an analysis of delinquency trends, loss experience and an assessment of overall credit risk.

     Net income for the years ended December 31, 1999 and 1998 was $128,503 and $773,695, respectively. The net income per weighted average limited partnership unit was $.64 and $3.87 for 1999 and 1998, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

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

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1999, 1998 and 1997 were net cash provided by operations of $373,704, $952,528 and $2,038,710, and proceeds from sales of equipment of $178,551, $646,783 and $621,621, respectively. These funds were used to fund cash distributions and make payments on borrowings. The Partnership intends to opportunistically purchase equipment until the end of the extended Reinvestment Period and to continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

     Cash distributions to the limited partners in 1999, 1998 and 1997, which were paid monthly, totaled $1,707,724, $1,782,770 and $1,784,993, respectively, of which $127,218, $765,958 and $968,748 was investment income and $1,580,506,
$1,016,812 and $816,245 was a return of capital, respectively. The monthly annualized cash distribution rate for 1999, 1998 and 1997 was 8.62%, 9.00% and 9.00%, of which .64%, 3.87% and 4.88% was investment income and 7.98%, 5.13% and 4.12% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1999, 1998 and 1997 was $8.62, $9.00 and $9.00, of which $.64, $3.87 and $4.88 was investment income and $7.98, $5.13 and $4.12 was a return of capital, respectively.

     As of December 31, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings and make distributions to limited partners where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999


Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                              Page Number

Independent Auditors' Report                                          12

Balance Sheets as of December 31, 1999 and 1998                       13

Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                                    14

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1999, 1998 and 1997                    15

Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                 16-18

Notes to Financial Statements                                      19-25

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Partners
ICON Cash Flow Partners, L.P., Series C:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series C (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series C as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                                /s/ KPMG LLP
                                                KPMG LLP





March 28, 2000
New York, New York

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                              1999          1998
                                                              ----          ----
       Assets

Cash .................................................   $   915,565    $ 1,983,281
                                                         -----------    -----------

Investment in financings
    Receivables due in installments ..................       302,984        645,067
    Unearned income ..................................       (15,519)       (60,405)
    Allowance for doubtful accounts ..................       (27,847)       (27,847)
                                                         -----------    -----------
                                                             259,618        556,815
                                                         -----------    -----------

Investment in finance leases
    Minimum rents receivable .........................       142,109        469,525
    Estimated unguaranteed residual values ...........        11,901         77,884
    Unearned income ..................................        (6,060)       (40,861)
    Allowance for doubtful accounts ..................       (27,305)       (24,127)
                                                         -----------    -----------
                                                             120,645        482,421
                                                         -----------    -----------

Investment in joint venture ..........................        44,299         56,960

Other assets .........................................        52,885           --
                                                         -----------    -----------

Total assets .........................................   $ 1,393,012    $ 3,079,477
                                                         ===========    ===========

       Liabilities and Partners' Equity

Accounts payable to General Partner and affiliates ...   $      --      $   175,586
Security deposits, deferred credits and other payables        51,470         70,881
                                                         -----------    -----------
                                                              51,470        246,467
                                                         -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ..................................       (55,040)      (144,078)
    Limited partners (198,037 units outstanding,
      $100 per unit original issue price) ............     1,396,582      2,977,088
                                                         -----------    -----------

Total partners' equity ...............................     1,341,542      2,833,010
                                                         -----------    -----------

Total liabilities and partners' equity ...............   $ 1,393,012    $ 3,079,477
                                                         ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,

                                                 1999       1998         1997
                                                 ----       ----         ----
Revenues

   Gain on sales of equipment ............   $  51,752   $ 465,144    $ 175,860
   Finance income ........................      77,758     172,179      335,198
   Interest income and other .............      79,087     119,018       98,934
   Income from investment in joint venture       5,958        --         21,340
                                             ---------   ---------    ---------

   Total revenues ........................     214,555     756,341      631,332
                                             ---------   ---------    ---------

Expenses

   General and administrative ............      69,463     103,231       60,248
   Administrative expense reimbursements
     - General Partner ...................      16,589      29,415       59,126
   Management fees - General Partner .....        --          --       (471,463)
   Interest ..............................        --          --          4,888
   Reversal of allowance for
     doubtful accounts ...................        --      (150,000)        --
                                             ---------   ---------    ---------

   Total expenses ........................      86,052     (17,354)    (347,201)
                                             ---------   ---------    ---------

Net income ...............................   $ 128,503   $ 773,695    $ 978,533
                                             =========   =========    =========

Net income allocable to:
   Limited partners ......................   $ 127,218   $ 765,958    $ 968,748
   General Partner .......................       1,285       7,737        9,785
                                             ---------   ---------    ---------

                                             $ 128,503   $ 773,695    $ 978,533
                                             =========   =========    =========

Weighted average number of limited
   partnership units outstanding .........     198,037     198,087      198,332
                                             =========   =========    =========

Net income per weighted average
   limited partnership unit ..............   $     .64   $    3.87    $    4.88
                                             =========   =========    =========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1999, 1998 and 1997

                          Limited Partner Distributions

                           Return of       Investment        Limited         General
                            Capital          Income          Partners        Partner        Total
                          (Per weighted average unit)
Balance at
   December 31, 1996                                       $ 4,817,300     $(125,553)    $ 4,691,747

Cash distributions
   to partners             $  4.12         $   4.88         (1,784,993)      (18,030)     (1,803,023)

Limited partnership
   units redeemed
   (225 units)                                                  (5,763)        -              (5,763)

Net income                                                     968,748         9,785         978,533
                                                           -----------     ---------     -----------

Balance at
   December 31, 1997                                         3,995,292      (133,798)      3,861,494

Cash distributions
   to partners             $  5.13         $   3.87         (1,782,770)      (18,017)     (1,800,787)

Limited partnership
   units redeemed
   (208 units)                                                  (1,392)        -              (1,392)

Net income                                                     765,958         7,737         773,695
                                                           -----------     ---------     -----------

Balance at
   December 31, 1998                                         2,977,088      (144,078)      2,833,010

Cash distributions
   to partners             $  7.98         $    .64         (1,707,724)      (17,247)     (1,724,971)

Capital contribution                                             -           105,000         105,000

Net income                                                     127,218         1,285         128,503
                                                           -----------     ---------     -----------

Balance at
   December 31, 1999                                       $ 1,396,582     $ (55,040)    $ 1,341,542
                                                           ===========     =========     ===========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                1999           1998           1997
                                                                ----           ----           ----

Cash flows from operating activities:
   Net income ...........................................   $   128,503    $   773,695    $   978,533
                                                            -----------    -----------    -----------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Finance income portion of receivables paid
       directly to lenders by lessees ...................          --             --          (14,028)
     Gain on sales of equipment .........................       (51,752)      (465,144)      (175,860)
     Interest expense on non-recourse financing
       paid directly by lessees .........................          --             --            4,888
     Income from investment in joint venture ............        (5,958)          --          (21,340)
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables       580,894      1,029,790      1,486,003
       Distribution from joint ventures .................        22,731           --          237,003
       Investment in equity joint venture ...............        (4,112)       (56,960)          --
       Allowance for doubtful accounts ..................         3,178       (130,962)      (126,084)
       Accounts payable to General Partner
         and affiliates .................................      (175,586)       139,352       (474,482)
       Security deposits and deferred credits ...........       (19,411)      (347,744)       (28,262)
       Other ............................................      (104,783)        10,501        172,339
                                                            -----------    -----------    -----------

         Total adjustments ..............................       245,201        178,833      1,060,177
                                                            -----------    -----------    -----------

       Net cash provided by operating activities ........       373,704        952,528      2,038,710
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................       178,551        646,783        621,621
   Proceeds from sale of investment in
     joint venture ......................................          --             --          275,294
                                                            -----------    -----------    -----------

       Net cash provided by investing activities ........       178,551        646,783        896,915
                                                            -----------    -----------    -----------




                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                  1999          1998           1997
                                                  ----          ----           ----
Cash flows from financing activities:
   Redemption of limited partnership units          --           (1,392)        (5,763)
   Cash distributions to partners ........    (1,724,971)    (1,800,787)    (1,803,023)
   Capital contribution ..................       105,000           --             --
                                             -----------    -----------    -----------

Net cash used in financing activities ....    (1,619,971)    (1,802,179)    (1,808,786)
                                             -----------    -----------    -----------

   Net (decrease) increase in cash .......    (1,067,716)      (202,868)     1,126,839

Cash, beginning of year ..................     1,983,281      2,186,149      1,059,310
                                             -----------    -----------    -----------

Cash, end of year ........................   $   915,565    $ 1,983,281    $ 2,186,149
                                             ===========    ===========    ===========


























See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the years ended December 31, 1999, 1998 and 1997, non-cash activities included the following:

                                                      1999       1998         1997
                                                      ----       ----         ----
Principal and interest on finance receivables
  paid directly to lender by lessee ............   $    --     $    --     $ 419,734
Principal and interest on non-recourse financing
  paid directly to lender by lessee ............        --          --      (419,734)

Decrease in notes payable - non-recourse
  due to terminations ..........................        --          --      (579,508)
Decrease in investment in finance leases due to
  terminations .................................        --          --       579,508
                                                   ---------   ---------   ---------

                                                   $    --     $    --     $    --
                                                   =========   =========   =========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1999

1.   Organization

     ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed on June 22, 1990 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on January 3, 1991 and by its final closing in 1991, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. Between 1993 and 1997, the Partnership redeemed 1,755 limited partnership units. In 1998 the Partnership redeemed 208 limited partnership units, leaving 198,037 limited partnership units outstanding at December 31, 1998 and 1999.

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

2.   Amendments to Partnership Agreement

                         The Partnership's  original  reinvestment period was to
expire on June 19, 1996, five years after the final closing date.
The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments are effective from and after June 19, 1996 and include: (1) extending the reinvestment period for a maximum of four and one half additional years and likewise delayed the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. The remaining $105,000 of previously accrued and unpaid management fees was paid to the General Partner in 1999. The General Partner remitted this amount back to the Partnership in 1999 in the form of an additional capital contribution.

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

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. The Partnership presently has only investments in finance leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1999 and 1998 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, approximates market value.

     Investment in Joint Ventures - The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

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

     Impairment of Estimated Residual Values -- The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.   Investments in Joint Ventures

     In February 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series B ("Series B"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. ICON Asset Acquisition LLC purchased an existing portfolio of leases and securitized substantially all of its portfolio and became the beneficial owner of a trust. In September 1997, L.P. Six purchased, from the Partnership and Series B, their investment in ICON Asset Acquisition LLC. The Partnership and Series B's investments were purchased at book value, which approximated market value at that time and ICON Asset Acquisition LLC became a 100% owned subsidiary of L.P Six. L.P Six transferred all of ICON Asset Acquisition LLC's assets to its own account and dissolved ICON Asset Acquisition LLC in the fourth quarter 1997.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman
Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, L.P. Six, L.P. Seven and Eight A received a .5%, .5%, .5% and 98.5% interest, respectively, in ICON BF. The Partnership's original investment was recorded at cost of $56,960 and is adjusted by its share of earnings, losses and distributions, thereafter. The Partnership invested $4,112 in the joint venture in 1999. Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108. On March 30, 1999, ICON BF acquired L.P. Six's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. ICON BF received $7,643,867 from the financing. There was no gain or loss to L.P. Six on this transaction. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position of ICON BF as of December 31, 1999 and 1998 is summarized below:

                                        December 31, 1999      December 31, 1998

  Assets                                  $27,740,665             $23,620,702
                                          ===========             ===========

  Liabilities                             $18,880,079             $12,228,713
                                          ===========             ===========

  Equity                                  $ 8,860,586             $11,391,989
                                          ===========             ===========

  Partnership's share of equity           $    44,299             $    56,960
                                          ===========             ===========

  Net income                              $ 1,191,629             $    -
                                          ===========             ===========

  Partnership's share of net income       $     5,958             $    -
                                          ===========             ===========

  Distributions                           $ 4,546,230             $    -
                                          ===========             ===========

  Partnership's share of distributions    $    22,731             $    -
                                          ===========             ===========

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on financings and finance leases are as follows:

                                           Finance
      Year           Financings            Leases               Total

      2000            $258,116            $135,541            $393,657
      2001              44,868               6,568              51,436
                      --------            --------            --------

                      $302,984            $142,109            $445,093
                      ========            ========            ========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The Allowance for doubtful accounts related to the investments in finance leases and investment in financings consisted of the following:

                                                     Finance
                                                     Leases     Financings      Total

Balance at December 31, 1996 ...................   $ 285,600    $  23,420    $ 309,020

     Accounts written-off ......................    (114,805)     (22,816)    (137,621)
     Recovery on accounts previously
       written-off .............................       6,927        4,610       11,537
     Transfer within accounts ..................     (89,223)      89,223         --
                                                   ---------    ---------    ---------

Balance at December 31, 1997 ...................      88,499       94,437      182,936

     Accounts written-off ......................      (1,566)        --         (1,566)
     Recovery on accounts previously
       written-off .............................      20,604         --         20,604
     Transfer within accounts ..................      (9,343)       9,343         --
     Reversal of allowance for doubtful accounts     (74,067)     (75,933)    (150,000)
                                                   ---------    ---------    ---------

Balance at December 31, 1998 ...................      24,127       27,847       51,974

     Recovery on accounts previously
       written-off .............................       3,178         --          3,178
                                                   ---------    ---------    ---------

Balance at December 31, 1999 ...................   $  27,305    $  27,847    $  55,152
                                                   =========    =========    =========

7.   Related Party Transactions

     As a result of the approval of the amendments as discussed in Note 2, in which the General Partner's right to receive certain fees was voluntarily waived, the Partnership reversed accrued and unpaid management fees in the amount of $529,125 of the $634,125 accrued and unpaid management fee as of December 31, 1997. The reversal consisted of $57,662 relating to 1997 accrued management fees and $471,463 relating to management fees from 1996 and prior. These management fees had been previously expensed but not paid to the General Partner. During the years ended December 31, 1999, 1998 and 1997 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $16,589, $29,415 and $59,126, respectively. These reimbursements were charged to operations. See Note 2 for information relating to the 1999 capital contribution made by the General Partner.

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

8.   Tax Information (Unaudited)

     The following reconciles the net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                         1999         1998         1997
                                         ----         ----         ----

Net income per financial statements   $ 128,503    $ 773,695    $ 978,533

Differences due to:
   Direct finance leases ..........     174,557      421,385      923,405
   Depreciation ...................    (116,003)    (443,142)    (809,958)
   Provision for losses ...........      (3,178)    (130,902)    (124,312)
   Gain (loss) on sale of equipment       5,528     (307,902)     (57,845)
   Management fee reversal ........        --       (529,125)
   Other ..........................      (9,973)      48,227     (106,322)
                                      ---------    ---------    ---------
Partnership income for
   federal income tax purposes ....   $ 179,434    $ 361,361    $ 274,376
                                      =========    =========    =========

     As of December 31, 1999, the partners' capital accounts included in the financial statements totaled $1,341,542 compared to the partners' capital accounts for federal income tax purposes of $7,444,427 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 111 Church Street, White
Plains, New York 10601-1505, and its telephone number is (914) 993-1700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

 Beaufort J.B. Clarke            Chairman, Chief Executive Officer and Director

 Paul B. Weiss                   President and Director

 Thomas W. Martin                Executive Vice President and Director

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Beaufort J. B. Clarke, age 54, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 39, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 46, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1999, 1998 and 1997.

     Entity                 Capacity             Type of Compensation      1999     1998      1997
     ------                 --------             --------------------      ----     ----      ----

ICON Capital Corp.        General Partner      Administrative expense
                                                 reimbursements          $16,589  $29,415  $  59,126
ICON Capital Corp.        General Partner      Management fees              -       -       (471,463)
                                                                         -------  -------  ---------
                                                                         $16,589  $29,415  $(412,337)
                                                                         =======  =======  =========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 24, 2000, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

 Title of Class             Amount Beneficially Owned         Percent of Class
 --------------            --------------------------         ----------------
General Partner          Represents initially a 1% and               100%
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

                                December 31, 1999

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1999.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 1999

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

                                  ICON CASH FLOW PARTNERS, L.P., Series C
                                  File No. 33-36376 (Registrant)
                                  By its General Partner, ICON Capital Corp.

Date: March 29,2000               /s/ Beaufort J.B. Clarke
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant


Date: March 29, 2000              /s/ Beaufort J.B. Clarke
                                  ------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director



Date: March 29, 2000              /s/ Paul B. Weiss
                                  -----------------
                                  Paul B. Weiss
                                  President and Director



Date: March 29, 2000              /s/ Thomas W. Martin
                                  --------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant
Which have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.