Form 10-Q
period 2000-03-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 2000-05-12
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                             March 31, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               --------------------  ---------------------------

Commission File Number                           0-27904
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


                                 (914) 993-1700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                                 Balance Sheets
                                   (unaudited)

                                                                                  March 31,       December 31,
                                                                                    2000              1999
       Assets

Cash .....................................................   $   841,264    $   915,565
                                                             -----------    -----------

Investment in financings
    Receivables due in installments ......................       228,453        302,984
    Unearned income ......................................        (9,570)       (15,519)
    Allowance for doubtful accounts ......................       (27,847)       (27,847)
                                                             -----------    -----------
                                                                 191,036        259,618
                                                             -----------    -----------

Investment in finance leases
    Minimum rents receivable .............................        85,733        142,109
    Estimated unguaranteed residual values ...............        11,169         11,901
    Unearned income ......................................        (3,192)        (6,060)
    Allowance for doubtful accounts ......................       (27,305)       (27,305)
                                                             -----------    -----------
                                                                  66,405        120,645
                                                             -----------    -----------

Investment in joint venture ..............................        45,750         44,299
Other assets .............................................        78,186         52,885
                                                             -----------    -----------

Total assets .............................................   $ 1,222,641    $ 1,393,012
                                                             ===========    ===========

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables ...   $   115,305    $    51,470
                                                             -----------    -----------


Partners' equity (deficiency)
    General Partner ......................................       (57,382)       (55,040)
    Limited partners (198,037 units outstanding,
      $100 per unit original issue price in 2000 and 1999,
      respectively) ......................................     1,164,718      1,396,582
                                                             -----------    -----------

Total partners' equity ...................................     1,107,336      1,341,542
                                                             -----------    -----------

Total liabilities and partners' equity ...................   $ 1,222,641    $ 1,393,012
                                                             ===========    ===========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                    2000         1999
                                                    ----         ----
Revenues

   Finance income ............................   $   8,816    $  26,885
   Interest income and other .................       9,978       16,064
   Income from investment in joint venture ...       1,451        1,941
   Gain (loss) on sales of equipment .........         395       (2,576)
                                                 ---------    ---------

   Total revenues ............................      20,640       42,314
                                                 ---------    ---------

Expenses

   General and administrative ................      27,014       12,330
   Administrative expense reimbursements
     - General Partner .......................       2,832        5,311
                                                 ---------    ---------

   Total expenses ............................      29,846       17,641
                                                 ---------    ---------

Net income (loss) ............................   $  (9,206)   $  24,673
                                                 =========    =========

Net income (loss) allocable to:
   Limited partners ..........................   $  (9,114)   $  24,426
   General Partner ...........................         (92)         247
                                                 ---------    ---------

                                                 $  (9,206)   $  24,673
                                                 =========    =========

Weighted average number of limited
   partnership units outstanding .............     198,037      198,037
                                                 =========    =========

Net income (loss) per weighted average limited
   partnership unit ..........................   $    (.05)   $     .12
                                                 =========    =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2000 and
                        the Year Ended December 31, 1999
                                   (unaudited)

                          Limited Partner Distributions

                          Return of     Investment       Limited        General
                           Capital        Income         Partners       Partner          Total
                        (Per weighted average unit)
Balance at
   December 31, 1998                                   $ 2,977,088     $(144,078)     $ 2,833,010

Cash distributions
  to partners              $7.98           $.64         (1,707,724)      (17,247)      (1,724,971)

Capital contribution                                         -           105,000          105,000

Net income                                                 127,218         1,285          128,503
                                                       -----------     ---------      -----------

Balance at
   December 31, 1999                                     1,396,582       (55,040)       1,341,542

Cash distributions
   to partners             $1.12           $ -            (222,750)       (2,250)        (225,000)

Net loss                                                    (9,114)          (92)          (9,206)
                                                       -----------     ---------      ------------

Balance at March 31, 2000                              $ 1,164,718     $ (57,382)     $ 1,107,336
                                                       ===========     =========      ===========











See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                             2000       1999
                                                             ----       ----

Cash flows from operating activities:
   Net (loss) income                                      $  (9,206) $   24,673
                                                          ---------  ----------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net gain (loss) on sales of equipment                      (395)      2,576
     Income from investment in joint venture                 (1,451)     (1,941)
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables      52,343     161,720
     Distribution from unconsolidated joint venture            -         22,731
     Security deposits, deferred credits and other payab     63,835     (38,697)
     Other assets                                           (25,301)       -
     Accounts payable to General Partner and affiliates         -       (62,544)
     Other                                                   63,740      67,503
                                                          ---------  ----------

          Total adjustments                                 152,771     151,348
                                                          ---------  ----------

     Net cash provided by operating activities              143,565     176,021
                                                          ---------  ----------

Cash flows from investing activities:
   Proceeds from sales of equipment                           7,134      11,473
                                                          ---------  ----------

     Net cash provided by investing activities                7,134      11,473
                                                          ---------  ----------

Cash flows from financing activities:
   Cash distributions to partners                          (225,000)   (449,994)
                                                          ---------  ----------

     Net cash used in financing activities                 (225,000)   (449,994)
                                                          ---------  ----------

Net increase (decrease) in cash                             (74,301)   (262,500)

Cash at beginning of period                                 915,565   1,983,281
                                                          ---------  ----------

Cash at end of period                                     $ 841,264  $1,720,781
                                                          =========  ==========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

                                   (unaudited)

1.   Basis of Presentation

     The financial statements of ICON Cash Flow Partners, L.P., Series C (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1999 Annual Report on Form 10-K.

2.   Amendments to Partnership Agreement

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments include: (1) extending the reinvestment period to January 19, 2002 and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. The remaining $105,000 of unpaid management fees was paid to the General Partner and then remitted back to the Partnership in the form of an additional capital contribution by the General Partner in 1999.

3.   Related Party Transactions

     As a result of the approval of the amendments discussed in Note 2, the General Partner did not accrue any management fees for the three months ended March 31, 2000 and 1999. The Partnership paid or accrued administrative expense reimbursements of $2,832 and $5,311 during the three months ended March 31, 2000 and 1999, respectively, which were charged to operations.

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

     Information as to the financial position of ICON BF as of March 31, 2000 is summarized below:

                                                      March 31, 2000

         Assets                                      $    24,817,101
                                                     ===============

         Liabilities                                 $    15,667,197
                                                     ===============

         Equity                                      $     9,149,904
                                                     ===============

         Partnership's share of equity               $        45,750
                                                     ===============

         Net income                                  $       290,186
                                                     ===============

         Partnership's share of net income           $         1,451
                                                     ===============

         Distributions                               $        -
                                                     ===============

         Partnership's share of distributions        $        -
                                                     ===============

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 March 31, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of net investments in financings, finance leases and equity investment in unconsolidated joint venture representing 63%, 22% and 15% of total investments at March 31, 2000, respectively, and 53%, 43% and 4% of total investments at March 31, 1999, respectively.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

     Revenues for the three months ended March 31, 2000 were $20,640, representing a decrease of $21,674 from 1999. The decrease in revenues was due primarily to a decrease in finance income of $18,069 and a decrease in interest income and other of $6,086. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1999 to 2000. The decrease in interest income and other was due to a decline in the average cash balance from 1999 to 2000.

     Expenses for the three months ended March 31, 2000 were $29,846 representing an increase of $12,205. Total expenses increased due to an increase in general and administrative expenses, partially offset by lower administrative expense reimbursements to the General Partner. The increase in general and administrative expenses was primarily due to an increase in professional fees. The decrease in administrative expense reimbursements was a result of a decline in the average size of the finance lease portfolio from 1999 to 2000.

     Net income (loss) for the three months ended March 31, 2000 and 1999 was ($9,206) and $24,673, respectively. The net income (loss) per weighted average limited partnership unit was ($.05) and $.12 for 2000 and 1999, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2000 and 1999 were net cash provided by operations of $143,565 and $176,021, respectively, and proceeds from sales of equipment of $7,134 and $11,473, respectively. These sources were used to fund cash distributions. Cash distributions to limited partners for the three months ended March 31, 2000 and 1999, which were paid monthly, totaled $222,750 and $445,494, respectively, of which $0 and $24,426 was investment income and $222,750 and $421,068 was a return of capital, respectively. For the three months ended March 31, 2000 and 1999, the Partnership did not enter into any new leases or financing agreements.

     The Partnership's original reinvestment period was to expire on June 19, 1996, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted accordingly. These amendments include: (1) extending the reinvestment period to January 19, 2002 and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $529,125 of the $634,125 accrued and unpaid management fees as of December 31, 1997 and all additional management fees which would otherwise accrue. In 1999 the remaining $105,000 of unpaid management fees was paid to the General Partner and then remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

     As of March 31, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

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

                                   ICON CASH FLOW PARTNERS, L.P., Series C
                                   File No. 33-36376 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




May 12, 2000                       /s/ Thomas W. Martin
------------                       ---------------------------------------------
    Date                           Thomas W. Martin
                                   Executive Vice President
                                   (Principal financial and accounting officer
                                   of the General Partner of the Registrant)