Form 10-Q
period 2000-06-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 2000-08-11
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                             June 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                             to
                               ---------------------------     -----------------

Commission File Number                               0-27904
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

                                 Balance Sheets
                                   (unaudited)

                                                                                          June 30,          December 31,
                                                                                            2000                1999
       Assets

Cash                                                                                  $      687,142     $      915,565
                                                                                       -------------     --------------

Investment in financings
   Receivables due in installments                                                           172,712            302,984
   Unearned income                                                                            (6,111)           (15,519)
   Allowance for doubtful accounts                                                           (27,847)           (27,847)
                                                                                      --------------     --------------
                                                                                             138,754            259,618
                                                                                      --------------     --------------

Investment in finance leases
   Minimum rents receivable                                                                   16,005            142,109
   Estimated unguaranteed residual values                                                      8,605             11,901
   Unearned income                                                                            (1,118)            (6,060)
   Allowance for doubtful accounts                                                           (19,305)           (27,305)
                                                                                      --------------     --------------
                                                                                               4,187            120,645
                                                                                      --------------     --------------

Investment in joint venture                                                                   47,103             44,299
Other assets                                                                                  16,911             52,885
                                                                                      --------------     --------------

Total assets                                                                          $      894,097     $    1,393,012
                                                                                      ==============     ==============

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables                                $       44,954     $       51,470
                                                                                      --------------     --------------

Partners' equity (deficiency)
   General Partner                                                                           (59,964)           (55,040)
   Limited partners (198,037 units outstanding,
     $100 per unit original issue price in 2000 and 1999,
     respectively)                                                                           909,107          1,396,582
                                                                                      --------------     --------------

Total partners' equity                                                                       849,143          1,341,542
                                                                                      --------------     --------------

Total liabilities and partners' equity                                                $      894,097     $    1,393,012

                                                                                      ==============     ==============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations


                                   (unaudited)

                                                            For the Three Months                For the Six Months
                                                               Ended June 30,                     Ended June 30,
                                                                2000           1999               2000            1999
                                                                ----           ----               ----            ----
Revenues
   Finance income                                      $        4,693  $      20,682      $       13,510  $      47,567
   Interest income and other                                    7,631         17,461              17,609         33,525
   Income from investment in joint venture                      1,354          1,558               2,804          3,499
   Gain (loss) on sales of equipment                           (2,070)        42,163              (1,675)        39,587
                                                       --------------  -------------      --------------  -------------

   Total revenues                                              11,608         81,864              32,248        124,178
                                                       --------------  -------------      --------------  -------------

Expenses

   General and administrative                                  42,874         12,982              69,887         25,312
Administrative expense reimbursements
     - General Partner                                          1,925          4,618               4,758          9,929
                                                       --------------  -------------      --------------  -------------

   Total expenses                                              44,799         17,600              74,645         35,241
                                                       --------------  -------------      --------------  -------------

Net income (loss)                                      $      (33,191) $      64,264      $      (42,397) $      88,937
                                                       =============== =============      =============== =============

Net income (loss) allocable to:
   Limited partners                                    $      (32,859) $      63,621      $      (41,973) $      88,048
   General Partner                                               (332)           643                (424)           889
                                                       --------------- -------------      --------------- -------------

                                                       $      (33,191) $      64,264      $      (42,397) $      88,937
                                                       ==============  =============      ==============  =============

Weighted average number of limited
   partnership units outstanding                              198,037        198,037              198,037       198,037
                                                       ==============  =============       ============== =============

   Net income (loss) per weighted average limited
   partnership unit                                    $         (.17) $         .32      $          (.21) $        .44
                                                       ==============  =============      ===============  ============








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2000 and
                        the Year Ended December 31, 1999
                                   (unaudited)

                          Limited Partner Distributions

                           Return of       Investment          Limited              General
                            Capital          Income           Partners              Partner            Total
                          (Per weighted average unit)

Balance at
   December 31, 1998                                       $    2,977,088           (144,078)         2,833,010

Cash distributions
  to partners              $  7.98         $    .64            (1,707,724)           (17,247)        (1,724,971)

Capital contribution                                                -                105,000            105,000

Net income                                                        127,218              1,285            128,503
                                                           --------------     --------------     --------------

Balance at
   December 31, 1999                                            1,396,582            (55,040)         1,341,542

Cash distributions
   to partners             $  2.25         -                     (445,502)            (4,500)          (450,002)

Net loss                                                          (41,973)              (424)           (42,397)
                                                           ---------------    ---------------    --------------

Balance at June 30, 2000                                   $      909,107     $     (59,964)     $     849,143
                                                           ==============     =============      =============














See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                             2000               1999
                                                                                             ----               ----

Cash flows from operating activities:
   Net (loss) income                                                                    $     (42,397)    $      88,937
                                                                                        -------------     -------------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Net gain (loss) on sales of equipment                                                      1,675           (39,587)
     Reversal of provision for doubtful accounts                                               (8,000)                0
     Income from investment in joint venture                                                   (2,804)           (3,499)
     Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables                                       111,359           310,022
     Distribution from unconsolidated joint venture                                                 -            22,731
     Security deposits, deferred credits and other payables                                    (6,516)           (5,905)
     Other assets                                                                              35,974                 -
     Accounts payable to General Partner and affiliates                                             -          (175,586)
     Other                                                                                     71,628           (49,703)
                                                                                        -------------     --------------

          Total adjustments                                                                   203,316            58,473
                                                                                        -------------     -------------

Net cash provided by operating activities                                                     160,919           147,410
                                                                                        -------------     -------------
Cash flows from investing activities:
    Proceeds from sales of equipment                                                           60,660           160,986
                                                                                        -------------     -------------

Net cash provided by investing activities                                                      60,660           160,986
                                                                                        -------------     -------------

Cash flows from financing activities:
    Cash distributions to partners                                                           (450,002)         (899,981)
    Capital contribution- General Partner                                                           -           105,000
                                                                                        -------------     -------------

Net cash used in financing activities                                                        (450,002)         (794,981)
                                                                                        -------------     -------------

Net increase (decrease) in cash                                                              (228,423)         (486,585)

Cash at beginning of period                                                                   915,565         1,983,281
                                                                                        -------------     -------------

Cash at end of period                                                                   $     687,142     $   1,496,696
                                                                                        =============     =============







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2000

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

3.   Related Party Transactions

     As a result of the approval of the amendments discussed in Note 2, the General Partner did not accrue any management fees for the six months ended June 30, 2000 and 1999. The Partnership paid or accrued administrative expense reimbursements of $4,758 and $9,929 during the six months ended June 30, 2000 and 1999, respectively, which were charged to operations.

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

     Information as to the financial position of ICON BF as of June 30, 2000 is summarized below:

                                                        June 30, 2000

          Assets                                      $    25,426,982
                                                      ===============

          Liabilities                                 $    16,006,365
                                                      ===============

          Equity                                      $     9,420,617
                                                      ===============

          Partnership's share of equity               $        47,103
                                                      ===============

          Net income                                  $       560,899
                                                      ===============

          Partnership's share of net income           $         2,804
                                                      ===============

          Distributions                               $        -
                                                      ===============

          Partnership's share of distributions        $        -
                                                      ===============

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                  June 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of net investments in financings, finance leases and equity investment in unconsolidated joint venture representing 73%, 2% and 25% of total investments at June 30, 2000, respectively, and 57%, 38 % and 5 % of total investments at June 30, 1999, respectively.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

       Revenues for the three months ended June 30, 2000 were $11,608, a decrease of $70,256 from 1999. The decrease in revenues was due to a decrease in finance income of $15,989, a decrease in interest income and other of $9,830, and a net loss on sales of equipment of $2,070 in 2000 versus a gain on sales of equipment in 1999 of $42,163. The difference between the net loss on sales of equipment in 2000 versus a gain on sales of equipment in 1999 resulted from a decrease in the amount of equipment being sold for which proceeds received were in excess of the remaining carrying value. The decrease in finance income is related to the decrease in size of the investment portfolio. The decrease in interest income and other was due to a decline in the average cash balance from 1999 to 2000.

       Expenses for the three months ended June 30, 2000 were $44,799, an increase of $27,199. The increase in expenses was due to an increase in administrative expense, principally professional fees, partially offset by a $2,693 decrease in administrative expense reimbursement.

       Net income (loss) for the three months ended June 30, 2000 and 1999 was $(33,191) and $64,264 respectively. The net income (loss) per weighted average limited partnership unit was $(0.17) and $0.32, respectively.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

     Revenues for the six months ended June 30, 2000 were $32,248, representing a decrease of $91,930 from 1999. The decrease in revenues was due primarily to a loss on sale of equipment of $1,675 versus a gain on sales in 1999 of $39,587, a decrease in finance income of $34,057, and a decrease in interest income and other of $15,916. The difference between the net loss on sales of equipment in 2000 versus the gain on sales of equipment in 1999 resulted from a decrease in the amount of equipment being sold for which proceeds received were in excess of the remaining carrying value. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1999 to 2000. The decrease in interest income and other was due to a decline in the average cash balance from 1999 to 2000.

     Expenses for the six months ended June 30, 2000 were $74,645 representing an increase of $39,404. Total expenses increased due to an increase in general and administrative expenses, partially offset by lower administrative expense reimbursements to the General Partner. The increase in general and administrative expenses was primarily due to an increase in professional fees. The decrease in administrative expense reimbursements was a result of a decline in the average size of the finance lease portfolio from 1999 to 2000.

     Net income (loss) for the six months ended June 30, 2000 and 1999 was $(42,397) and $88,937, respectively. The net income (loss) per weighted average limited partnership unit was $(.21) and $.44 for 2000 and 1999, respectively.


Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 2000 and 1999 were net cash provided by operations of $160,919 and $147,410, respectively, and proceeds from sales of equipment of $60,660 and $160,986, respectively. These sources were used to fund cash distributions. Cash distributions to limited partners for the six months ended June 30, 2000 and 1999, which were paid monthly, totaled $445,502 and $890,983, respectively. For the six months ended June, 2000 and 1999, the Partnership did not enter into any new leases or financing agreements.

     As of June 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

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

                               ICON CASH FLOW PARTNERS, L.P., Series C
                               File No. 33-36376 (Registrant)
                               By its General Partner,
                               ICON Capital Corp.




         August 10, 2000       /s/ Thomas W. Martin
---------------------------    -------------------------------------------------
                Date           Thomas W. Martin
                               Executive Vice President
                               (Principal financial and accounting officer
                               of the General Partner of the Registrant)