Form 10-Q
period 2000-09-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 2000-11-09
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                    September 30, 2000
                     -----------------------------------------------------------

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

                                 Balance Sheets
                                   (unaudited)

                                                             September 30,    December 31,
                                                                2000              1999
       Assets

Cash ....................................................   $   501,563          915,565
                                                            -----------      -----------

Investment in financings
   Receivables due in installments ......................       146,499          302,984
   Unearned income ......................................        (3,833)         (15,519)
   Allowance for doubtful accounts ......................       (27,847)         (27,847)
                                                            -----------      -----------
                                                                114,819          259,618
                                                            -----------      -----------

Investment in finance leases
   Minimum rents receivable .............................        15,870          142,109
   Estimated unguaranteed residual values ...............         7,254           11,901
   Unearned income ......................................          (300)          (6,060)
   Allowance for doubtful accounts ......................        (8,935)         (27,305)
                                                            -----------      -----------
                                                                 13,889          120,645
                                                            -----------      -----------

Investment in joint venture .............................        48,638           44,299
Other assets ............................................        33,593           52,885
                                                            -----------      -----------

Total assets ............................................   $   712,502      $ 1,393,012
                                                            ===========      ===========

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables ..   $    78,735      $    51,470
                                                            -----------      -----------

Partners' equity (deficiency)
   General Partner ......................................       (62,118)         (55,040)
   Limited partners (198,037 units outstanding,
     $100 per unit original issue price in 2000 and 1999,
     respectively) ......................................       695,885        1,396,582
                                                            -----------      -----------

Total partners' equity ..................................       633,767        1,341,542
                                                            -----------      -----------

Total liabilities and partners' equity ..................   $   712,502      $ 1,393,012
                                                            ===========      ===========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations


                                   (unaudited)

                                               For the Three Months    For the Nine Months
                                                Ended September 30,     Ended September 30,
                                                2000         1999        2000         1999
Revenues
   Finance income ........................   $   3,555    $  16,961   $  17,065    $  64,528
   Interest income and other .............       6,992       16,397      24,601       49,922
   Income from investment in joint venture       1,535        1,687       4,339        5,186
   Gain (loss) on sales of equipment .....      (5,769)       6,771      (7,444)      46,358
                                             ---------    ---------   ---------    ---------

   Total revenues ........................       6,313       41,816      38,561      165,994
                                             ---------    ---------   ---------    ---------

Expenses

   General and administrative ............       5,804       22,827      83,691       48,139
   Reversal of bad debt expense ..........     (10,370)        --       (18,370)        --
   Administrative expense reimbursements
     - General Partner ...................       1,298        3,433       6,056       13,362
                                             ---------    ---------   ---------    ---------

   Total expenses ........................      (3,268)      26,260      71,377       61,501
                                             ---------    ---------   ---------    ---------

Net income (loss) ........................   $   9,581    $  15,556   $ (32,816)   $ 104,493
                                             =========    =========   =========    =========

Net income (loss) allocable to:
   Limited partners ......................   $   9,485    $  15,400   $ (32,488)   $ 103,448
   General Partner .......................          96          156        (328)       1,045
                                             ---------    ---------   ---------    ---------

                                             $   9,581    $  15,556   $ (32,816)   $ 104,493
                                             =========    =========   =========    =========

Weighted average number of limited
   partnership units outstanding .........     198,037      198,037     198,037      198,037
                                             =========    =========   =========    =========

Net income (loss) per weighted average limited
   partnership unit                          $    0.05    $   0.08    $   (0.16)   $    .52
                                             =========    ========    =========    ========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2000 and
                        the Year Ended December 31, 1999
                                   (unaudited)

                        Limited Partner Distributions

                           Return of    Investment        Limited        General
                            Capital       Income          Partners       Partner        Total
                         (Per weighted average unit)

Balance at
   December 31, 1998                                   $ 2,977,088     $(144,078)    $ 2,833,010

Cash distributions
  to partners              $  7.98         $.64         (1,707,724)      (17,247)     (1,724,971)

Capital contribution                                         -           105,000         105,000

Net income                                                 127,218         1,285         128,503
                                                       -----------     ---------     -----------

Balance at
   December 31, 1999                                     1,396,582       (55,040)      1,341,542

Cash distributions
   to partners             $  3.37         $ -            (668,209)       (6,750)       (674,959)

Net loss                                                   (32,488)         (328)        (32,816)
                                                       -----------     ---------     ------------

Balance at
  September 30, 2000                                   $   695,885     $ (62,118)    $   633,767
                                                       ===========     =========     ===========














See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                  2000           1999
                                                                  ----           ----

Cash flows from operating activities:
   Net (loss) income ......................................   $   (32,816)   $   104,493
                                                              -----------    -----------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Net (gain) loss on sales of equipment ................         7,444        (46,358)
     Reversal of provision for doubtful accounts ..........       (18,370)          --
     Income from investment in joint venture ..............        (4,339)        (5,186)
     Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ...       217,040        449,031
     Distribution from unconsolidated joint venture .......          --           22,731
     Security deposits, deferred credits and other payables        27,265         (1,269)
     Other assets .........................................        19,292         (3,359)
     Accounts payable to General Partner and affiliates ...          --         (175,586)
     Other ................................................       (16,512)       (47,634)
                                                              -----------    -----------

          Total adjustments ...............................       231,820        192,370
                                                              -----------    -----------

Net cash provided by operating activities .................       199,004        296,863
                                                              -----------    -----------

Cash flows from investing activities:
    Proceeds from sales of equipment ......................        61,953        172,191
                                                              -----------    -----------

Net cash provided by investing activities .................        61,953        172,191
                                                              -----------    -----------

Cash flows from financing activities:
    Cash distributions to partners ........................      (674,959)    (1,349,974)
    Capital contribution- General Partner .................          --          105,000
                                                              -----------    -----------

Net cash used in financing activities .....................      (674,959)    (1,244,974)
                                                              -----------    -----------

Net (decrease) in cash ....................................      (414,002)      (775,920)

Cash at beginning of period ...............................       915,565      1,983,281
                                                              -----------    -----------

Cash at end of period .....................................   $   501,563    $ 1,207,361
                                                              ===========    ===========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 2000

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

3.   Related Party Transactions

     As a result of the approval of the amendments discussed in Note 2, the General Partner did not accrue any management fees for the nine months ended September 30, 2000 and 1999. The Partnership paid or accrued administrative expense reimbursements of $6,056 and $13,362 during the nine months ended September 30, 2000 and 1999, respectively, which were charged to operations.

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

4.   Investments in Joint Venture

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

     Information as to the financial position of ICON BF as of September 30, 2000 is summarized below:

                                                    September 30, 2000

         Assets                                      $    26,055,869
                                                     ===============

         Liabilities                                 $    16,003,804
                                                     ===============

         Equity                                      $    10,052,065
                                                     ===============

         Partnership's share of equity               $        48,638
                                                     ===============

         Net income                                  $       867,657
                                                     ===============

         Partnership's share of net income           $         4,339
                                                     ===============

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                               September 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of net investments in financings, finance leases and investment in joint venture representing 65%, 8%, and 27% of total investments at September 30, 2000 respectively, and 58%, 35%, and 7% of total investments at September 30, 1999, respectively.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

       Revenues for the three months ended September 30, 2000 were $6,313, a decrease of $35,503 from 1999. The decrease was due primarily to a decrease in finance income of $13,406, and a loss on sale of equipment of $5,769 compared to a gain of $6,771 in the 1999 quarter. The loss on sales of equipment in 2000 resulted from equipment being sold where the remaining book value exceeded sales proceeds. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1999 to 2000.

       Expenses for the three months ended September 30, 2000 were ($3,268), a decrease of $29,528 from 1999. The decrease resulted primarily from a reversal in 2000 of bad debt expense of ($10,370) with no such reversal recorded in 1999, and a decrease in general and administrative expense of $17,023 which resulted from a decrease in the average size of the lease portfolio from 1999 to 2000.

       Net income for the three months ended September 30, 2000 and 1999 was $9,581 and $15,556 respectively. The net income per weighted average limited partnership unit was $.05 and $.08, respectively.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

     Revenues for the nine months ended September 30, 2000 were $38,561, representing a decrease of $127,433 from 1999. The decrease in revenue was primarily due to the loss on sales of equipment in 2000 of $7,444 compared to a gain of $46,358 in 1999, a decrease in finance income of $47,463 and a decrease in interest income and other of $25,321. The loss on sales of equipment in 2000 resulted from equipment being sold where the remaining book value exceeded sales proceeds. The decrease in finance income was due to a decrease in the average size of the lease portfolio from 1999 to 2000. The decrease in interest income and other was due primarily to a decline in the average cash balance from 1999 to 2000.

      Expenses for the nine months ended September 30, 2000 were $71,377, representing an increase of $9,876 from 1999. The increase resulted from an increase in general and administrative expense of $35,552 which was partially offset by the reversal in 2000 of bad debt expense of ($18,370), with no such reversal recorded in 1999, and a $7,306 reduction in administrative expense reimbursements. General and administrative expenses increased primarily due to higher professional service fee levels in the first half of 2000 as compared to the first half of 1999. The reduction in administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000.

     Net (loss) income for the nine months ended September 30, 2000 and 1999 was ($32,816) and $104,493, respectively. The net (loss) income per weighted average limited partnership unit was ($.16) and $.52 for 2000 and 1999, respectively.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 2000 and 1999 were net cash provided from operations of $199,004 and $296,863 respectively and proceeds from sales of equipment of $61,953 and $172,191 respectively. These sources were used to fund cash distributions. Cash distributions to limited partners for the nine months ended September 30, 2000 and 1999 totaled $668,209 and $1,336,477, respectively.

     As of September 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2000.

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

                                        ICON CASH FLOW PARTNERS, L.P., Series C
                                        File No. 33-36376 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.



November 10, 2000                       /s/ Thomas W. Martin
-----------------                       ----------------------------------------
      Date                              Thomas W. Martin
                                        Executive Vice President
                                        (Principal financial and accounting
                                        officer of the General Partner of
                                        the Registrant)