Form 10-K
period 2000-12-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 2001-03-30
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                  December 31, 2000
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from ___________________ to __________________________

Commission File Number                            0-27904
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          13-3575099
-------------------------------           --------------------------------------
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

                                                                 [X] Yes [ ] No

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            5

3.   Legal Proceedings                                                     5

4.   Submission of Matters to a Vote of Security Holders                   5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Financial and Operating Data                                 6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 7-8

8.   Financial Statements and Supplementary Data                        9-22

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  23

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                      23

11.  Executive Compensation                                               24

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       25

13.  Certain Relationships and Related Transactions                       25

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K      26

SIGNATURES                                                                27

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed in June 1990 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, January 3, 1991, with the admission of 15,249.37 limited partnership units. Between January 4, 1991 and June 21, 1991 (the final closing date), 184,750.63 additional units were admitted bringing the final admission to 200,000 units totaling $20,000,000 in capital contributions. Between 1993 and 1997, the Partnership redeemed 1,755 limited partnership units. In 1998 the Partnership redeemed 208 units, leaving 198,037 limited partnership units outstanding at December 31, 2000. The sole general partner is ICON Capital Corp. (the "General Partner").

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

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy..

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

                                December 31, 2000

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

Lease and Financing Transactions

     The Partnership did not lease or finance any equipment for the years ended December 31, 2000 and 1999. A summary of the portfolio equipment cost by category held at December 31, 2000 and 1999 is as follows:


                                 December 31, 2000          December 31, 1999
                              -----------------------    -----------------------

Category                          Cost        Percent        Cost        Percent
--------                          ----        -------        ----        -------

Computer systems              $  372,739       37.7%     $  551,423       25.3%
Manufacturing & production       196,443       19.9         252,449       11.6
Medical                          159,470       16.1         159,469        7.3
Office furniture & fixtures       89,386        9.1         119,242        5.5
Printing                          86,980        8.8         223,231       10.2
Telecommunications                37,927        3.8          49,359        2.3
Automotive equipment              28,051        2.8          43,283        2.0
Copiers                           17,654        1.8          50,566        2.3
Restaurant equipment                --          --          657,423       30.1
Video production                    --          --           65,815        3.0
Retail systems                      --          --           10,164        0.4
                              ----------      -----      ----------      -----
                              $  988,650      100.0%     $2,182,424      100.0%
                              ==========      =====      ==========      =====

     No single lessee represents greater than 10% of the total portfolio equipment cost at December 31, 2000.

Item 2.  Properties
         ----------

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         -----------------------------------------------------------------------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                             Number of Equity Security Holders
Title of Class                                       as of December 31,
--------------                               ---------------------------------
                                                   2000              1999
                                                   ----              ----

Limited partners                                  1,741             1,741
General Partner                                       1                 1

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 6.  Selected Financial and Operating Data

                                                    Years Ended December 31,
                                 --------------------------------------------------------------

                                    2000        1999         1998         1997         1996
                                    ----        ----         ----         ----         ----

Total revenues                   $  50,569   $  214,555   $  756,341   $  631,332   $1,170,549
                                 =========   ==========   ==========   ==========   ==========

Net (loss) income                $ (50,665)  $  128,503   $  773,695   $  978,533   $  923,727
                                 =========   ==========   ==========   ==========   ==========

Net (loss) income allocable to
  limited partners               $ (50,158)  $  127,218   $  765,958   $  968,748   $  914,490
                                 =========   ==========   ==========   ==========   ==========

Net (loss) income allocable to
  the General Partner            $    (507)  $    1,285   $    7,737   $    9,785   $    9,237
                                 =========   ==========   ==========   ==========   ==========

Weighted average
  limited partnership
  units outstanding                198,037      198,037      198,087      198,332      198,551
                                 =========   ==========   ==========   ==========   ==========

Net income per
  weighted average
  limited partnership unit       $    (.25)  $      .64   $     3.87   $     4.88   $     4.61
                                 =========   ==========   ==========   ==========   ==========

Distributions to
  limited partners               $ 890,950   $1,707,724   $1,782,770   $1,784,993   $1,786,992
                                 =========   ==========   ==========   ==========   ==========

Distributions to the
  General Partner                $   8,872   $   17,247   $   18,017   $   18,030   $   18,050
                                 =========   ==========   ==========   ==========   ==========

                                                           December 31,
                                  -------------------------------------------------------------

                                     2000        1999         1998         1997         1996
                                     ----        ----         ----         ----         ----

Total assets                     $  473,700   $1,393,012   $3,079,477   $4,316,353   $6,643,704
                                 ==========   ==========   ==========   ==========   ==========

Partners' equity                 $  391,055   $1,341,542   $2,833,010   $3,861,494   $4,691,747
                                 ==========   ==========   ==========   ==========   ==========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     The Partnership's portfolio consisted of a net investment in financings, finance leases and investment in joint venture of 57%, 5% and 38% of total investments, respectively, at December 31, 2000 and 61%, 28% and 11% of total investments, respectively, at December 31, 1999.

Results of Operations

Years Ended December 31, 2000 and 1999

     Revenues for the year ended December 31, 2000 were $50,569, representing a decrease of $163,986 from 1999. The decrease in revenues was primarily due to the loss on sales of equipment in 2000 of $6,900 compared to a gain of $51,752 in 1999, and decreases in finance income of $56,779 and interest income and other of $47,917. The loss on sales of equipment in 2000 resulted from equipment being sold where the remaining book value exceeded sales proceeds. The decrease in finance income was due to a decrease in the average size of the lease portfolio from 1999 to 2000. The decrease in interest income and other was due primarily to a decline in the average cash balance from 1999 to 2000.

     Expenses  for  the  year  ended   December   31,  2000  totaled   $101,234,
representing an increase of $15,182 from 1999. The increase resulted primarily from an increase in general and administrative expenses of $22,949 and a provision for bad debt of $1,630 recorded in 2000 with no provision for bad debts recorded in 1999. These increases were offset in part by a $9,397 reduction in administrative expense reimbursements - General Partner. General and administrative expenses increased as a result of higher professional service fees. The provision for bad debts recorded in 2000 resulted from an analysis of delinquency trends, loss experience and an assessment of overall credit risk for the investment in financing portfolio, no such provision for bad debts was required in 1999. Administrative expense reimbursements - General Partner decreased due to the decrease in the average size of the portfolio from 1999 to 2000.

     Net (loss) income for the years ended December 31, 2000 and 1999 was ($50,665) and $128,503, respectively. The net (loss) income per weighted average limited partnership unit was ($.25) and $.64 for 2000 and 1999, respectively.

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

                                December 31, 2000

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

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 2000, 1999 and 1998 were net cash provided by operations of $227,545, $373,704 and $952,528, and proceeds from sales of equipment of $64,421, $178,551 and $646,783, respectively. These funds were used to fund cash distributions to partners. Cash distributions to the limited partners in 2000, 1999 and 1998 totaled $890,950, $1,707,724 and $1,782,770, respectively, of which $0, $127,218 and $765,958 was investment income and $890,950, $1,580,506 and $1,016,812 was a return of capital, respectively.

     As of December 31, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will make distributions to limited partners while retaining sufficient cash reserves to meet its obligations.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership had been exposed to interest rate risks during the periods it had outstanding debt obligations. The Partnership presently does not have any remaining outstanding debt obligations and believes its exposure to other market risks are insignificant to both its financial position and results of operations.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000


Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                                     Page Number

Independent Auditors' Report                                              11

Balance Sheets as of December 31, 2000 and 1999                           12

Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                        13

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 2000, 1999 and 1998                        14

Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                        15

Notes to Financial Statements                                          16-21

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Partners
ICON Cash Flow Partners, L.P., Series C:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series C (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series C as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ KPMG LLP
                                          --------------------------------------
                                          KPMG LLP


March 28, 2001
New York, New York

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                             2000           1999
                                                             ----           ----
       Assets

Cash                                                     $   307,709    $   915,565
                                                         -----------    -----------

Investment in financings
    Receivables due in installments                          124,000        302,984
    Unearned income                                           (2,650)       (15,519)
    Allowance for doubtful accounts                          (47,847)       (27,847)
                                                         -----------    -----------
                                                              73,503        259,618
                                                         -----------    -----------

Investment in finance leases
    Minimum rents receivable                                  15,172        142,109
    Estimated unguaranteed residual values                      --           11,901
    Unearned income                                              (59)        (6,060)
    Allowance for doubtful accounts                           (8,935)       (27,305)
                                                         -----------    -----------
                                                               6,178        120,645
                                                         -----------    -----------

Investment in joint venture                                   49,619         44,299
Other assets                                                  36,691         52,885
                                                         -----------    -----------

Total assets                                             $   473,700    $ 1,393,012
                                                         ===========    ===========

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables   $    82,645    $    51,470
                                                         -----------    -----------
                                                              82,645         51,470
                                                         -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner                                          (64,419)       (55,040)
    Limited partners (198,037 units outstanding,
      $100 per unit original issue price)                    455,474      1,396,582
                                                         -----------    -----------

Total partners' equity                                       391,055      1,341,542
                                                         -----------    -----------

Total liabilities and partners' equity                   $   473,700    $ 1,393,012
                                                         ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,

                                                 2000        1999        1998
                                                 ----        ----        ----
Revenues

   Finance income                            $  20,979    $  77,758   $ 172,179
   Interest income and other                    31,170       79,087     119,018
   Income from investment in joint venture       5,320        5,958        --
   (Loss) gain on sales of equipment            (6,900)      51,752     465,144
                                             ---------    ---------   ---------

   Total revenues                               50,569      214,555     756,341
                                             ---------    ---------   ---------

Expenses

   General and administrative                   92,412       69,463     103,231
   Administrative expense reimbursements
     - General Partner                           7,192       16,589      29,415
   Provision (reversal of provision)
     for doubtful accounts                       1,630         --      (150,000)
                                             ---------    ---------   ---------

   Total expenses                              101,234       86,052     (17,354)
                                             ---------    ---------   ---------

Net income                                   $ (50,665)   $ 128,503   $ 773,695
                                             =========    =========   =========

Net (loss) income allocable to:
   Limited partners                          $ (50,158)   $ 127,218   $ 765,958
   General Partner                                (507)       1,285       7,737
                                             ---------    ---------   ---------

                                             $ (50,665)   $ 128,503   $ 773,695
                                             =========    =========   =========

Weighted average number of limited
   partnership units outstanding               198,037      198,037     198,087
                                             =========    =========   =========

Net (loss) income per weighted average
   limited partnership unit                  $    (.25)   $     .64   $    3.87
                                             =========    =========   =========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2000, 1999 and 1998

                          Limited Partner Distributions

                           Return of       Investment        Limited         General
                            Capital          Income          Partners        Partner        Total
                            -------          ------          --------        -------        -----
                          (Per weighted average unit)


Balance at
   December 31, 1997                                       $ 3,995,292     $(133,798)    $ 3,861,494

Cash distributions
   to partners             $  5.13         $   3.87         (1,782,770)      (18,017)     (1,800,787)

Limited partnership
   units redeemed
   (208 units)                                                  (1,392)        -              (1,392)

Net income                                                     765,958         7,737         773,695
                                                           -----------     ---------     -----------

Balance at
   December 31, 1998                                         2,977,088      (144,078)      2,833,010

Cash distributions
   to partners             $  7.98         $    .64         (1,707,724)      (17,247)     (1,724,971)

Capital contribution                                             -           105,000         105,000

Net income                                                     127,218         1,285         128,503
                                                           -----------     ---------     -----------

Balance at
   December 31, 1999                                         1,396,582       (55,040)      1,341,542

Cash distributions
   to partners             $  4.50         $  -               (890,950)       (8,872)       (899,822)

Capital contribution                                             -            -                -

Net (loss)                                                     (50,158)         (507)        (50,665)
                                                           -----------     ---------     -----------

Balance at
   December 31, 2000                                       $   455,474     $ (64,419)    $   391,055
                                                           ===========     =========     ===========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                2000           1999           1998
                                                                ----           ----           ----

Cash flows from operating activities:
   Net (loss) income                                        $   (50,665)   $   128,503    $   773,695
                                                            -----------    -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Loss (gain) on sales of equipment                            6,900        (51,752)      (465,144)
     Provision (reversal of provision)
       for doubtful accounts                                      1,630           --         (150,000)
     Income from investment in joint venture                     (5,320)        (5,958)          --
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables       242,973        580,894      1,029,790
       Distribution from joint venture                             --           22,731           --
       Investment in equity joint venture                          --           (4,112)       (56,960)
       Accounts payable to General Partner and affiliates          --         (175,586)       139,352
       Security deposits and deferred credits                    31,175        (19,411)      (347,744)
       Other                                                        852       (101,605)        29,539
                                                            -----------    -----------    -----------

         Total adjustments                                      278,210        245,201        178,833
                                                            -----------    -----------    -----------

       Net cash provided by operating activities                227,545        373,704        952,528
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                              64,421        178,551        646,783
                                                            -----------    -----------    -----------

       Net cash provided by investing activities                 64,421        178,551        646,783
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Redemption of limited partnership units                         --             --           (1,392)
   Cash distributions to partners                              (899,822)    (1,724,971)    (1,800,787)
   Proceeds from General Partner  contribution                     --          105,000           --
                                                            -----------    -----------    -----------

       Net cash used in financing activities                   (899,822)    (1,619,971)    (1,802,179)
                                                            -----------    -----------    -----------

Net decrease in cash                                           (607,856)    (1,067,716)      (202,868)

Cash, beginning of year                                         915,565      1,983,281      2,186,149
                                                            -----------    -----------    -----------

Cash, end of year                                           $   307,709    $   915,565    $ 1,983,281
                                                            ===========    ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 2000

1.   Organization

     ICON Cash Flow Partners, L.P., Series C (the "Partnership") was formed on June 22, 1990 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on January 3, 1991 and by its final closing in 1991, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. Between 1993 and 1997, the Partnership redeemed 1,755 limited partnership units. In 1998 the Partnership redeemed 208 limited partnership units, leaving 198,037 limited partnership units outstanding at December 31, 1998, 1999 and 2000.

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2000 and 1999 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, approximates market value.

     Investment in Joint Ventures - The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Allowance for Doubtful Accounts - The Partnership records provisions for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency and loss trends and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when such analysis indicates that the probability of collection of the account is remote. In 2000, the Partnership recorded a provision for bad debt expense of $1,630. In 1998, the Partnership reversed $150,000 of amounts previously included in the allowance for doubtful accounts.

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position.

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

     New Accounting Pronouncement - Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have any effect on the Partnership's financial position or results of operations.

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

     Information as to the financial position of ICON BF as of and for the years ended December 31, 2000 and 1999 is summarized below:

                                       December 31, 2000       December 31, 1999
                                       -----------------       -----------------

Assets                                  $    22,744,551        $     27,740,665
                                        ===============        ================

Liabilities                             $    12,819,987        $     18,880,079
                                        ===============        ================

Equity                                  $     9,924,564        $      8,860,586
                                        ===============        ================

Partnership's share of equity           $        49,619        $         44,299
                                        ===============        ================

                                          Year Ended              Year Ended
                                       December 31, 2000       December 31, 1999
                                       -----------------       -----------------

Net income                              $     1,063,978        $      1,191,629
                                        ===============        ================

Partnership's share of net income       $         5,320        $          5,958
                                        ===============        ================

Distributions                           $        -             $      4,546,230
                                        ===============        ================

Partnership's share of distributions    $        -             $         22,731
                                        ===============        ================

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on financings and finance leases are as follows:

                                           Finance
            Year        Financings         Leases            Total

            2001         $124,000         $ 15,172         $139,172
                         --------         --------         --------

                         $124,000         $ 15,172         $139,172
                         ========         ========         ========

6.   Allowance for Doubtful Accounts

     The Allowance for doubtful accounts related to the investments in finance leases and investment in financings consisted of the following:

                                                     Finance
                                                     Leases     Financings      Total

Balance at December 31, 1997                       $  88,499    $  94,437    $ 182,936

     Accounts written-off                             (1,566)        --         (1,566)
     Recovery on accounts previously
       written-off                                    20,604         --         20,604
     Transfer within accounts                         (9,343)       9,343         --
     Reversal of allowance for doubtful accounts     (74,067)     (75,933)    (150,000)
                                                   ---------    ---------    ---------

Balance at December 31, 1998                          24,127       27,847       51,974

     Recovery on accounts previously
       written-off                                     3,178         --          3,178
                                                   ---------    ---------    ---------

Balance at December 31, 1999                          27,305       27,847       55,152

     Provision for doubtful accounts                    --         20,000       20,000
     Reversal of allowance for doubtful accounts     (18,370)        --        (18,370)
                                                   ---------    ---------    ---------

Balance at December 31, 2000                       $   8,935    $  47,847    $  56,782
                                                   =========    =========    =========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.   Related Party Transactions

     During the years ended December 31, 2000, 1999 and 1998 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $7,192, $16,589 and $29,415, respectively. These reimbursements were charged to operations. As a result of the Partnership Agreement amendments discussed in
Note 2, no management fee expense was recorded in 2000, 1999 and 1998.

     See Note 2 for information relating to the 1999 capital contribution made by the General Partner.

     In December 1998 the Partnership and three affiliates, L.P. Six, L.P. Seven and Eight A formed ICON BF, for the purpose of acquiring a lease with Portland General Electric. See Note 4 for additional information relating to the joint venture.

8.   Tax Information (Unaudited)

     The following reconciles the net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                         2000         1999         1998
                                         ----         ----         ----

Net income per financial statements   $ (50,665)   $ 128,503    $ 773,695

Differences due to:
   Direct finance leases                  7,924      174,557      421,385
   Operating leases                      15,584         --           --
   Depreciation                         (26,664)    (116,003)    (443,142)
   Provision for losses                  (1,962)      (3,178)    (130,902)
   Gain (loss) on sale of equipment        --          5,528     (307,902)
   Other                                (20,771)      (9,973)      48,227
                                      ---------    ---------    ---------
Partnership (loss) income for
   federal income tax purposes        $ (76,554)   $ 179,434    $ 361,361
                                      =========    =========    =========

     As of December 31, 2000, the partners' capital accounts included in the financial statements totaled $391,055 compared to the partners' capital accounts for federal income tax purposes of $3,065,328 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

9.   Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

                                                        For the Quarters Ended
                                         -----------------------------------------------------

                                         March 31,     June 30,     September 30,  December 31,
                                         --------      -------      ------------   -----------

2000
     Revenues                            $20,640       $ 11,608       $ 6,313       $ 12,008
                                         =======       ========       =======       ========

     Net income (loss) allocable to
       limited partners                  $(9,114)      $(32,859)      $ 9,485       $(17,670)
                                         =======       ========       =======       ========

     Net income (loss) per weighted
       average limited partnership un    $ (0.05)      $  (0.17)      $  0.05       $  (0.08)
                                         =======       ========       =======       ========

1999
     Revenues                            $42,314       $ 81,864       $41,816       $ 48,561
                                         =======       ========       =======       ========

     Net income allocable to
       limited partners                  $24,426       $ 63,622       $15,400       $ 23,770
                                         =======       ========       =======       ========

     Net income per weighted
       average limited partnership un    $  0.12       $   0.32       $  0.08       $   0.12
                                         =======       ========       =======       ========


                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner
          --------------------------------------------------------------------

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

     Beaufort J.B. Clarke         Chairman, Chief Executive Officer and Director

     Paul B. Weiss                President and Director

     Thomas W. Martin             Executive Vice President and Director

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 40, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 47, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2000, 1999 and 1998.

     Entity              Capacity         Type of Compensation       2000    1999    1998
     ------              --------         --------------------       ----    ----    ----

ICON Capital Corp.    General Partner    Administrative expense
                                           reimbursements          $7,192  $16,589  $29,415
                                                                   ------  -------  -------
                                                                   $7,192  $16,589  $29,415
                                                                   ======  =======  =======

     See Note 2 within the financial statements under Item 8 for disclosure of amendments made to the Partnership Agreement which eliminated the Partnership's obligation to pay the General Partner management fees.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 19, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

                                December 31, 2000

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the year ended December 31, 2000.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                December 31, 2000

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

                                  ICON CASH FLOW PARTNERS, L.P., Series C
                                  File No. 33-36376 (Registrant)
                                  By its General Partner, ICON Capital Corp.

Date: March 28, 2001              /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant


Date: March 28, 2001              /s/ Beaufort J.B. Clarke
                                  ---------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date: March 28, 2001              /s/ Paul B. Weiss
                                  ---------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 28, 2001             /s/ Thomas W. Martin
                                  ---------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.