Form 10-Q
period 2001-03-31
ICON CASH FLOW PARTNERS L P SERIES C
filed 2001-05-15
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        March 31, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                       0-27904
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                13-3575099
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


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

                                 Balance Sheets
                                   (unaudited)

                                                          March 31,   December 31,
                                                            2001         2000
                                                            ----         ----
       Assets

Cash .................................................   $ 157,593      307,709
                                                         ---------    ---------

Investment in financings
   Receivables due in installments ...................      60,208      124,000
   Unearned income ...................................      (2,269)      (2,650)
   Allowance for doubtful accounts ...................     (47,847)     (47,847)
                                                         ---------    ---------
                                                            10,092       73,503
                                                         ---------    ---------

Investment in finance leases
   Minimum rents receivable ..........................       5,665       15,172
   Unearned income ...................................        --            (59)
   Allowance for doubtful accounts ...................      (5,665)      (8,935)
                                                         ---------    ---------
                                                              --          6,178
                                                         ---------    ---------

Investment in joint venture ..........................      51,173       49,619
Other assets .........................................      11,558       36,691
                                                         ---------    ---------

Total assets .........................................   $ 230,416    $ 473,700
                                                         =========    =========

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables   $  79,264    $  82,645
                                                         ---------    ---------

Partners' equity (deficiency)
   General Partner ...................................     (66,818)     (64,419)
   Limited partners (198,037 units outstanding,
     $100 per unit original issue price) .............     217,970      455,474
                                                         ---------    ---------

Total partners' equity ...............................     151,152      391,055
                                                         ---------    ---------

Total liabilities and partners' equity ...............   $ 230,416    $ 473,700
                                                         =========    =========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                          2001           2000
                                                          ----           ----

Revenues
   Finance income ................................     $   6,006      $   8,816
   Interest and other income .....................         1,449          9,978
   Income from investment in joint venture .......         1,554          1,451
   Gain on sales of equipment ....................         4,756            395
                                                       ---------      ---------

   Total revenues ................................        13,765         20,640
                                                       ---------      ---------

Expenses
   General and administrative ....................        27,778         27,014
   Administrative expense reimbursements
     - General Partner ...........................           844          2,832
                                                       ---------      ---------

   Total expenses ................................        28,622         29,846
                                                       ---------      ---------

Net loss .........................................     $ (14,857)     $  (9,206)
                                                       =========      =========

Net loss allocable to:
   Limited partners ..............................     $ (14,708)     $  (9,114)
   General Partner ...............................          (149)           (92)
                                                       ---------      ---------

                                                       $ (14,857)     $  (9,206)
                                                       =========      =========

Weighted average number of limited
   partnership units outstanding .................       198,037        198,037
                                                       =========      =========

Net loss per weighted average limited
   partnership unit ..............................     $    (.07)     $    (.05)
                                                       =========      =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                          Limited Partner Distributions

                           Return of       Investment       Limited        General
                            Capital          Income         Partners       Partner        Total
                            -------          ------         --------       -------        -----
                          (Per weighted average unit)

Balance at
   December 31, 1999                                       $1,396,582     $(55,040)    $1,341,542

Cash distributions
   to partners             $  4.50         $  -              (890,950)      (8,872)      (899,822)

Net (loss)                                                    (50,158)        (507)       (50,665)
                                                           ----------     --------     ----------

Balance at
   December 31, 2000                                          455,474      (64,419)       391,055

Cash distributions
   to partners             $  1.13         $   -             (222,796)      (2,250)      (225,046)

Net (loss)                                                    (14,708)        (149)       (14,857)
                                                           ----------     --------     ----------

Balance at
   March 31, 2001                                          $  217,970     $ 66,818     $  151,152
                                                           ==========     ========     ==========













See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                2001         2000
                                                                ----         ----

Cash flows from operating activities:
   Net loss ..............................................   $ (14,857)   $  (9,206)
                                                             ---------    ---------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Net gain on sales of equipment .......................      (4,756)        (395)
    Income from investment in joint venture ..............      (1,554)      (1,451)
    Changes in operating assets and liabilities:
    Collection of principal - receivables ................      70,774       52,343
    Security deposits, deferred credits and other payables      (3,381)      63,835
    Other assets .........................................      25,133      (25,301)
    Other ................................................      (4,222)      63,740
                                                             ---------    ---------

          Total adjustments ..............................      81,994      152,771
                                                             ---------    ---------

Net cash provided by operating activities ................      67,137      143,565
                                                             ---------    ---------

Cash flows from investing activities:
    Proceeds from sales of equipment .....................       7,793        7,134
                                                             ---------    ---------

Net cash provided by investing activities ................       7,793        7,134
                                                             ---------    ---------

Cash flows from financing activities:
    Cash distributions to partners .......................    (225,046)    (225,000)
                                                             ---------    ---------

Net cash used in financing activities ....................    (225,046)    (225,000)
                                                             ---------    ---------

Net decrease in cash .....................................    (150,116)     (74,301)

Cash at beginning of period ..............................     307,709      915,565
                                                             ---------    ---------

Cash at end of period ....................................   $ 157,593    $ 841,264
                                                             =========    =========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2001

                                   (unaudited)

1.   Basis of Presentation

     The financial statements of ICON Cash Flow Partners, L.P., Series C (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

2.   Related Party Transactions

     As a result of the approval of amendments to the Partnership Agreement in 1996, the General Partner did not accrue any management fees for the three months ended March 31, 2001 and 2000. The Partnership paid or accrued administrative expense reimbursements of $844 and $2,832 during the three months ended March 31, 2001 and 2000, respectively, which were charged to operations.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman
Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. (See Note 4 for additional information relating to the joint venture.)

3.   Investments in Joint Venture

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to ICON BF is summarized below:

                                                 March 31, 2001

    Assets                                      $    23,335,491
                                                ===============

    Liabilities                                 $    13,101,405
                                                ===============

    Equity                                      $    10,234,086
                                                ===============

    Partnership's share of equity               $        51,173
                                                ===============

                                              For the Three Months
                                              Ended March 31, 2001

    Net income                                  $       310,871
                                                ===============

    Partnership's share of net income           $         1,554
                                                ===============
                                        \

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                 March 31, 2001

     Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of net investments in financings, finance leases and equity investment in unconsolidated joint venture representing 16%, 0% and 84% of total investments at March 31, 2001, respectively, and 63%, 22% and 15% of total investments at March 31, 2000, respectively.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Revenues for the three months ended March 31, 2001 were $13,765, representing a decrease of $6,875 from 2000. The decrease in revenues was due primarily to a decrease in finance income of $2,810 and a decrease in interest income and other of $8,529, which was partially offset by an increase in gain on sales of equipment of $4,361. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 2000 to 2001. The decrease in interest and other income was due to a decline in the average cash balance from 2000 to 2001.

     Expenses   for  the  three   months  ended  March  31,  2001  were  $28,622
representing a decrease of $1,224. Total expenses decreased primarily as a result of a decline in the size of the lease portfolio.

     Net loss for the three months  ended March 31, 2001 and 2000 was  ($14,857)
and  ($9,206),   respectively.   The  net  loss  per  weighted  average  limited
partnership unit was ($.07) and ($.05) for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended March 31, 2001 and 2000 were net cash provided from operations of $67,137 and $143,565, respectively, and proceeds from sales of equipment of $7,793 and $7,134, respectively. These funds and cash reserves were used to fund cash distributions to partners. Cash distributions to limited partners for the three months ended March 31, 2001 and 2000 totaled $222,796 and $222,750, respectively.

     As of March 31, 2001 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to pay distributions while retaining sufficient cash reserves to meet its obligations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                                     ICON CASH FLOW PARTNERS, L.P., Series C
                                     File No. 33-36376 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




    May 11, 2001                     /s/ Thomas W. Martin
-------------------                  -------------------------------------------
       Date                          Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)