Form 10-Q
period 2001-06-30
ICON CASH FLOW PARTNERS L P SERIES C
filed 2001-08-14
CIK 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        June 30, 2001
                     -----------------------------------------------------------

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

                                 Balance Sheets
                                   (unaudited)

                                                           June 30,   December 31,
                                                            2001         2000
                                                            ----         ----
       Assets

Cash                                                     $   2,454      307,709
                                                         ---------    ---------

Investment in financings
   Receivables due in installments                          24,157      124,000
   Unearned income                                            --         (2,650)
   Allowance for doubtful accounts                         (19,157)     (47,847)
                                                         ---------    ---------
                                                             5,000       73,503
                                                         ---------    ---------

Investment in finance leases
   Minimum rents receivable                                   --         15,172
   Unearned income                                            --            (59)
   Allowance for doubtful accounts                            --         (8,935)
                                                         ---------    ---------
                                                              --          6,178
                                                         ---------    ---------

Investment in joint venture                                 53,118       49,619
Other assets                                                26,787       36,691
                                                         ---------    ---------

Total assets                                             $  87,359    $ 473,700
                                                         =========    =========

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables   $  62,465    $  82,645
                                                         ---------    ---------

Partners' equity (deficiency)
   General Partner                                         (68,080)     (64,419)
   Limited partners (198,037 units outstanding,
     $100 per unit original issue price)                    92,974      455,474
                                                         ---------    ---------

Total partners' equity                                      24,894      391,055
                                                         ---------    ---------

Total liabilities and partners' equity                   $  87,359    $ 473,700
                                                         =========    =========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                  For the Three Months       For the Six Months
                                                      Ended June 30,           Ended June 30,
                                                    2001         2000         2001        2000
                                                    ----         ----         ----        ----
Revenues
   Finance income                                $   1,715    $   4,693    $   7,721    $  13,510
   Interest income and other                         1,196        7,631        2,645       17,609
   Income from investment in joint venture           1,945        1,354        3,499        2,804
   Gain (loss) on sales of equipment                13,254       (2,070)      18,010       (1,675)
                                                 ---------    ---------    ---------    ---------

   Total revenues                                   18,110       11,608       31,875       32,248
                                                 ---------    ---------    ---------    ---------

Expenses

   General and administrative                       31,637       42,874       59,415       69,887
    Reversal of provision for bad debts            (37,625)        --        (37,625)        --
   Administrative expense reimbursements
     - General Partner                                 325        1,925        1,169        4,758
                                                 ---------    ---------    ---------    ---------

   Total expenses                                   (5,663)      44,799       22,959       74,645
                                                 ---------    ---------    ---------    ---------

Net income (loss)                                $  23,773    $ (33,191)   $   8,916    $ (42,397)
                                                 =========    =========    =========    =========

Net income (loss) allocable to:
   Limited partners                              $  23,535    $ (32,859)   $   8,827    $ (41,973)
   General Partner                                     238         (332)          89         (424)
                                                 ---------    ---------    ---------    ---------

                                                 $  23,773    $ (33,191)   $   8,916    $ (42,397)
                                                 =========    =========    =========    =========

Weighted average number of limited
   partnership units outstanding                   198,037      198,037      198,037      198,037
                                                 =========    =========    =========    =========

Net income (loss) per weighted average limited
   partnership unit                              $     .12    $    (.17)   $     .04    $    (.21)
                                                 =========    =========    =========    =========








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                          Limited Partner Distributions

                           Return of     Investment         Limited        General
                            Capital        Income           Partners       Partner       Total
                            -------        ------           --------       -------       -----
                          (Per weighted average unit)

Balance at
   December 31, 1999                                       $1,396,582     $(55,040)    $1,341,542

Cash distributions
   to partners             $  4.50         $  -              (890,950)      (8,872)      (899,822)

Net loss                                                      (50,158)        (507)       (50,665)
                                                           ----------     --------     ----------

Balance at
   December 31, 2000                                          455,474      (64,419)       391,055

Cash distributions
   to partners             $  1.84         $ .04             (371,327)      (3,750)      (375,077)

Net income                                                      8,827           89          8,916
                                                           ----------     --------     ----------

Balance at
   June 30, 2001                                           $   92,974     $(68,080)    $   24,894
                                                           ==========     ========     ==========













See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                  2001         2000
                                                                  ----         ----

Cash flows from operating activities:
   Net income (loss)                                           $   8,916    $ (42,397)
                                                               ---------    ---------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Net (gain) loss on sales of equipment                       (18,010)       1,675
     Reversal of provision for bad debts                         (37,625)        --
     Income from investment in joint venture                      (3,499)      (2,804)
     Changes in operating assets and liabilities:
      Collection of principal - finance receivables               99,268      111,359
      Security deposits, deferred credits and other payables     (20,180)      (6,516)
      Other assets                                                 9,904       35,974
      Other                                                         --         63,628
                                                               ---------    ---------

        Total adjustments                                         29,858      203,316
                                                               ---------    ---------

     Net cash provided by operating activities                    38,774      160,919
                                                               ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment                               31,048       60,660
                                                               ---------    ---------

     Net cash provided by investing activities                    31,048       60,660
                                                               ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners                               (375,077)    (450,002)
                                                               ---------    ---------

     Net cash used in financing activities                      (375,077)    (450,002)
                                                               ---------    ---------

Net decrease in cash                                            (305,255)    (228,423)

Cash at beginning of period                                      307,709      915,565
                                                               ---------    ---------

Cash at end of period                                          $   2,454    $ 687,142
                                                               =========    =========






See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2001

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

2.   Related Party Transactions

     As a result of the approval of amendments to the Partnership Agreement in 1996, the General Partner did not accrue any management fees for the six months ended June 30, 2001 and 2000. The Partnership paid or accrued administrative expense reimbursements of $1,169 and $4,758 during the six months ended June 30, 2001 and 2000, respectively, which were charged to operations.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Eight A") formed ICON Boardman
Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. (See Note 4 for additional information relating to the joint venture.)

3.       Future Operations of Partnership

     The Partnership has evaluated, in the context of its remaining assets and existing obligations, reasonably possible re-investment opportunities and the level of expenses that would need to be incurred to continue to operate the Partnership. Based upon this evaluation, the Partnership has determined that it is in the best economic interest of its limited partners to commence with the liquidation of its remaining assets, satisfy its remaining obligations and dissolve in an orderly manner. The Partnership projects that it will liquidate and dissolve this year. After satisfying all of its obligations, the Partnership will distribute any remaining cash to partners.

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

     Information as to ICON BF is summarized below:

                                      June 30, 2001           June 30, 2000
                                      -------------           -------------

Assets                                 $23,911,926             $25,426,982
                                       ===========             ===========

Liabilities                            $13,287,548             $16,006,365
                                       ===========             ===========

Equity                                 $10,624,378             $ 9,420,617
                                       ===========             ===========

Partnership's share of equity          $    53,118             $    47,103
                                       ===========             ===========

                                    For the Six Months      For the Six Months
                                    Ended June 30, 2001     Ended June 30, 2000
                                    -------------------     -------------------

Net income                             $   699,814             $   560,899
                                       ===========             ===========

Partnership's share of net income      $     3,499             $     2,804
                                       ===========             ===========

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

                                  June 30, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2001 and 2000

     Revenues for the three months ended June 30, 2001 were $18,110, representing an increase of $6,502 from 2000. The increase in revenues was due primarily to increases in gain on sales of equipment of $15,324 and income from investment in joint venture of $591. These increases were partially offset by decreases in finance income of $2,978 and in interest income and other of $6,435. The increase in gain on sales of equipment resulted from an increase in the amount of equipment sold in 2001 where sales proceeds exceeded remaining book value. The increase in income from investment in joint venture resulted from a higher level of earnings in 2001 from ICON BF. The decreases in finance income and interest income and other resulted from decreases in the average size of the finance portfolio from 2000 to 2001 and in average cash balances from 2000 to 2001, respectively.

     Expenses for the three months ended June 30, 2001 were $(5,663) representing a decrease of $50,462. The decrease in expenses was due to a reversal of provision for bad debts of $37,625 in 2001 and decreases in general and administrative expenses of $11,237 and administrative expense reimbursements
- General Partner of $1,600. The reversal of provision for bad debts in 2001 was the result of a determination made in 2001 of the level of allowance for doubtful accounts required for the remaining receivables balance. General and administrative expenses and administrative expense reimbursements - General Partner decreased as a result of a lower level of partnership operations in 2001.

     Net income (loss) for the three months ended June 30, 2001 and 2000 was $23,773 and ($33,191), respectively. The net income (loss) per weighted average limited partnership unit was $.12 and ($.17) for 2001 and 2000, respectively.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

     Revenues for the six months ended June 30, 2001 were $31,875, representing a decrease of $373, from 2000. This decrease was due to decreases in finance income of $5,789 and interest income and other of $14,964. These decreases were partially offset by increases in gain on sales of equipment of $19,685 and income from investment in joint venture of $695. The decreases in finance income and interest income and other resulted from decreases in the average size of the finance portfolio from 2000 to 2001 and in average cash balances from 2000 to 2001, respectively. The increase in gain on sales of equipment resulted primarily from an increase in the amount of equipment sold in the second quarter of 2001 where sales proceeds exceeded remaining book value. The increase in income from joint venture resulted from a higher level of income in both 2001 quarters from ICON BF.

                     ICON Cash Flow Partners, L.P., Series C
                        (A Delaware Limited Partnership)

     Expenses for the six month period ended June 30, 2001 were $22,959, representing a decrease of $51,686. The decrease in expenses was due to a reversal of provision for bad debts of $37,625 in the second quarter of 2001 and decreases in general and administrative expenses of $10,472 and administrative expense reimbursements - General Partner of $3,589. The reversal of provision for bad debts in 2001 was the result of a determination made in the second quarter of 2001 of the level of allowance for doubtful accounts required for the remaining receivables balance. General and administrative expenses and administrative expense reimbursements - General Partner decreased as a result of a lower level of partnership operations in 2001.

     Net income (loss) for the six months ended June 30, 2001 and 2000 was $8,916 and ($42,397), respectively. The net income (loss) per weighted average limited partnership unit was $.04 and ($.21) for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 2001 and 2000 were cash provided by operating activities of $38,774 and $160,919, respectively, and proceeds from sales of equipment of $31,048 and $60,660, respectively. These funds and cash reserves were used to fund cash distributions to partners. Cash distributions to partners for the six months ended June 30, 2001 and 2000 totaled $375,077 and $450,002, respectively.

     The Partnership has evaluated, in the context of its remaining assets and existing obligations, reasonably possible re-investment opportunities and the level of expenses that would need to be incurred to continue to operate the Partnership. Based upon this evaluation, the Partnership has determined that it is in the best economic interest of its limited partners to commence with the liquidation of its remaining assets, satisfy its remaining obligations and dissolve in an orderly manner. The Partnership projects that it will liquidate and dissolve this year. After satisfying all of its obligations, the Partnership will distribute any remaining cash to partners.

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

     No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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

                                ICON CASH FLOW PARTNERS, L.P., Series C
                                File No. 33-36376 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




August 10, 2001                 /s/ Thomas W. Martin
---------------                 ------------------------------------------------
     Date                       Thomas W. Martin
                                Executive Vice President
                                (Principal financial and accounting officer
                                of the General Partner of the Registrant)